Form 10-Q
period 2024-03-31
MACH NATURAL RESOURCES LP
filed 2024-05-13
CIK 1980088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 95,000,000 common units outstanding as of May 3, 2024.

i

DEFINITIONS
“Adjusted EBITDA.” Net income before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion expense, (3) unrealized (gain) loss on derivative instruments, (4) equity-based compensation expense, (5) credit losses, and (6) (gain) loss on sale of assets.
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
“Holdco.” Mach Natural Resources Holdco LLC, a Delaware limited liability company.
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
“Net acres” or “net wells.” The percentage of total acres or wells an owner has out of a particular number of acres, or a specified tract. An owner who has a 50% interest in 100 acres owns 50 net acres.
“November 2023 Credit Facility.” Refers to the reserve-based revolving credit facility entered into by Holdco and MidFirst Bank on November 10, 2023.
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
“Proved undeveloped reserves” or “PUD.” Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that such locations are scheduled to be drilled within five years unless specific circumstances justify a longer time.

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
“WTI.” West Texas Intermediate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q contains or incorporates by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events at the time such statement was made. When considering forward-looking statements, you should keep in mind the risk factors included in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report. All forward-looking statements speak only as of the date of this Quarterly Report.
Forward-looking statements may include statements about:
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
•uncertainty regarding our future operating results; and
•our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil, natural gas and NGL. We disclose important factors that could cause our actual results to differ materially from our expectations as described under “Risk Factors” included in Part I, Item 1A in our Annual Report for the year ended December 31, 2023. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statement include:
•commodity price volatility;
v

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
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACH NATURAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$151,300	$152,792
Accounts receivable – joint interest and other, net	29,541	54,155
Accounts receivable – oil, gas, and NGL sales	127,714	78,051
Short-term derivative assets	10,855	24,802
Inventories	31,411	31,377
Other current assets	3,245	2,425
Total current assets	354,066	343,602
Oil and natural gas properties, using the full cost method:
Proved oil and natural gas properties	2,174,723	2,097,540
Less: accumulated depreciation, depletion and amortization	(329,560)	(265,895)
Oil and natural gas properties, net	1,845,163	1,831,645
Other property, plant and equipment	109,240	105,302
Less: accumulated depreciation	(17,529)	(15,642)
Other property, plant and equipment, net	91,711	89,660
Long-term derivative assets	6,035	15,112
Other assets	5,833	7,102
Operating lease assets	13,564	17,394
Total assets	$2,316,372	$2,304,515
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$60,198	$44,577
Accounts payable – related party	3,234	2,867
Accrued liabilities	45,516	44,529
Revenue payable	143,655	110,296
Short-term derivative liabilities	9,601	—
Current portion of long-term debt	82,500	61,875
Current portion of operating lease liabilities	8,397	10,765
Total current liabilities	353,101	274,909
Long-term debt	725,557	745,140
Asset retirement obligations	87,132	85,094
Long-term derivative liabilities	598	—
Long-term portion of operating leases	5,200	6,705
Other long-term liabilities	1,100	943
Total long-term liabilities	819,587	837,882
Commitments and contingencies (Note 10)
Partners’ capital:
Partners’ capital	1,143,684	1,191,724
Total liabilities and partners’ capital	$2,316,372	$2,304,515
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per common unit data)

	Three Months Ended March 31,
	2024	2023
Revenue
Oil, natural gas, and NGL sales	$255,240	$162,448
(Loss) gain on oil and natural gas derivatives	(29,268)	13,054
Midstream revenue	6,219	6,532
Product sales	6,964	10,139
Total revenues	239,155	192,173

Operating expenses
Gathering and processing	31,942	9,642
Lease operating expense	40,760	32,813
Production taxes	12,752	8,674
Midstream operating expense	2,559	2,969
Cost of product sales	6,100	9,112
Depreciation, depletion, amortization and accretion – oil and natural gas	65,372	29,567
Depreciation and amortization – other	2,098	1,357
General and administrative	8,478	3,576
General and administrative – related party	1,850	1,067
Total operating expenses	171,911	98,777
Income from operations	67,244	93,396

Other (expense) income
Interest expense	(26,285)	(1,814)
Other income (expense), net	743	112
Total other expense	(25,542)	(1,702)
Net income	$41,702	$91,694
Net income per common unit:
Basic	$0.44
Diluted	$0.44
Weighted average common units outstanding:
Basic	95,000
Diluted	95,005
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND MEMBERS’ EQUITY (UNAUDITED)
(in thousands)

	Predecessor	Mach Natural Resources LP
	Members’ Equity	Common Units	Partners’ Capital	Total Partners’ Capital and Members’ Equity
Balance at December 31, 2022	$593,230	—	$—	$593,230
Net income	91,694	—	—	91,694
Distributions to members	(59,000)	—	—	(59,000)
Equity compensation	647	—	—	647
Balance at March 31, 2023	$626,571	—	$—	$626,571

Balance at December 31, 2023	$—	95,000	$1,191,724	$1,191,724
Net income	—	—	41,702	41,702
Distributions to unitholders	—	—	(90,924)	(90,924)
Equity compensation	—	—	1,182	1,182
Balance at March 31, 2024	$—	95,000	$1,143,684	$1,143,684
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$41,702	$91,694
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion, amortization and accretion	67,470	30,924
Loss (gain) on derivative instruments	29,268	(13,054)
Cash receipts (payments) on settlement of derivative contracts, net	6,557	2,703
Debt issuance costs amortization	1,268	122
Equity based compensation	1,182	647
Credit losses	454	—
(Gain) loss on sale of assets	(11)	(1)
Settlement of asset retirement obligations	(28)	(71)
Changes in operating assets and liabilities (decreasing) increasing cash:
Accounts receivable	(32,758)	45,240
Revenue payable	33,359	(2,449)
Accounts payable and accrued liabilities	(5,014)	(8,189)
Other	504	(417)
Net cash provided by operating activities	143,953	147,149

Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(49,879)	(79,868)
Capital expenditures for other property and equipment	(4,277)	(2,623)
Acquisition of assets	(1,151)	(1,506)
Proceeds from sales of oil and natural gas properties	447	—
Proceeds from sales of other property and equipment	140	36
Net cash used in investing activities	(54,720)	(83,961)

Cash flows from financing activities
Distributions to unitholders	(90,250)	—
Distributions to members	—	(59,000)
Payment of other financing fees	(475)	(404)
Net cash used in financing activities	(90,725)	(59,404)
Net increase (decrease) in cash and cash equivalents	(1,492)	3,784
Cash and cash equivalents, beginning of period	152,792	29,417
Cash and cash equivalents, end of period	$151,300	$33,201
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.Organization and Nature of Business
Mach Natural Resources LP (the “Company”) is a Delaware limited partnership that was formed for the purpose of effectuating an initial public offering (the “Offering”) that closed in October 2023. The Company’s common units representing limited partnership interests (the “common units”) are listed on The New York Stock Exchange under the symbol “MNR.” The Company is an independent upstream oil and gas company focused on the acquisition, development and production of oil, natural gas and NGL reserves in the Anadarko Basin region of Western Oklahoma, Southern Kansas and the panhandle of Texas.
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

Corporate Reorganization

On October 25, 2023, the Company underwent a corporate reorganization (the “Corporate Reorganization”) whereby (a) the existing owners who directly held membership interests in the Mach Companies prior to the Offering (the “Existing Owners”) contributed 100% of their membership interests in the Mach Companies for a pro rata allocation of 100% of the limited partner interests in the Company to effectuate a merger of such entities into the Company with BCE-Mach III determined as the accounting acquirer, (b) the Company contributed 100% of its membership interests in the Mach Companies to Intermediate in exchange for 100% of the membership interests in Intermediate, and (c) Intermediate contributed 100% of its membership interests in the Mach Companies to Holdco in exchange for 100% of the membership interests in Holdco.

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
The unaudited consolidated financial statements included herein were prepared from records of the Company in accordance with generally accepted accounting principles in the United States (“US GAAP”) and include accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. These financial

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, as included in the Company’s Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2024. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals that are considered necessary for a fair statement of the financial information, have been included.

Our historical financial data for the three months ended March 31, 2023 reflects BCE-Mach III LLC, the accounting predecessor of Mach Natural Resources LP.
Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Company considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
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
The Company establishes its allowance for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. The Company estimates uncollectible amounts based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s expected ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company considers forecasts of future economic conditions in its estimate of expected credit losses and adjusts its allowance for expected credit losses when necessary. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. At March 31, 2024 and December 31, 2023, the allowance for credit losses

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
related to joint interest receivables were $2.2 million and $1.7 million, respectively, and the credit losses related to sales of oil and natural gas were not material.
Derivative Instruments
The Company is required to recognize its derivative instruments on the balance sheet as assets or liabilities at fair value with such amounts classified as current or long-term based on their anticipated settlement dates. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash change in fair value on derivative instruments in the statement of operations. The cash and non-cash change in fair value on derivative instruments are included in the operating activities section in the statement of cash flows.
Oil and Natural Gas Operations

The Company uses the full cost method of accounting for its exploration and development activities. Under this method of accounting, costs of both successful and unsuccessful exploration and development activities are capitalized as proved oil and natural gas properties. This includes any internal costs that are directly related to exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities, which are expensed as incurred. Capitalized costs are depreciated using the unit-of production method. Under this method, depletion is computed at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by a net equivalent proved reserves at the beginning of the period. The average depletion rate per barrel equivalent unit of production was $7.86 and $6.80 for the three months ended March 31, 2024 and 2023, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $63.7 million and $28.5 million for the three months ended March 31, 2024 and 2023, respectively.
Under the full cost method, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the full cost “ceiling” at the end of each reporting period. The ceiling is calculated based on the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%. The estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and natural gas properties. Estimated future net cash flows are calculated using the preceding 12-months’ average price based on closing prices on the first day of each month. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. The ceiling limitation computation is determined without regard to income taxes due to the Internal Revenue Service (“IRS”) recognition of the Company as a flow-through entity. No impairments on proved oil and natural gas properties were recorded for the three months ended March 31, 2024 and 2023.
Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. As of March 31, 2024, and December 31, 2023, the Company had no properties excluded from the full cost pool. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.
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
Other Property and Equipment, Net
Other property and equipment primarily consists of gathering systems, processing plants, and salt water disposal systems. Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed. Depreciation of

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years. Depreciation expense for other property and equipment was $2.1 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.
Impairment losses are recorded on property and equipment used in operations and other long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. No impairment of other property and equipment was recorded for the three months ended March 31, 2024 or 2023.
Inventories
Inventories are stated at the lower of cost or net realizable value and consist of production and midstream equipment not placed in service as of March 31, 2024 and December 31, 2023. The Company’s production equipment is primarily comprised of oil and natural gas drilling or repair items such as tubing, casing and pumping units, as well as pipe for midstream operations.
Debt Issuance Costs
Other assets include capitalized costs related to the Revolving Credit Agreement of $2.2 million, net of accumulated amortization of $1.7 million as of March 31, 2024. As of December 31, 2023, other assets include capitalized costs related to the Revolving Credit Agreement of $2.2 million, net of accumulated amortization of $1.6 million. These costs are being amortized over the terms of the related credit agreements and are reported as interest expense on the Company’s statement of operations.
Debt issuance costs and the discount associated with the Company’s term loan are presented as a reduction of the carrying value of long-term debt on the Company’s balance sheet. As of March 31, 2024 and December 31, 2023, the Company had unamortized debt issuance costs and discount of $16.9 million and $18.0 million, respectively, in relation to the term loan.
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
The Company disallows the recognition of tax positions not deemed to meet a “more-likely-than not” threshold of being sustained by the applicable tax authority. The Company’s policy is to reflect interest and penalties related to uncertain tax positions in general and administrative expense, when and if they become applicable. The Company has not recognized any potential interest or penalties in its financial statements for the three months ended March 31, 2024. The Company’s tax years 2023, 2022, and 2021 remain open for examination by state authorities.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In general, the amount of ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an estimated credit adjusted rate. If the estimated ARO changes materially, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The following is a reconciliation of ARO for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31, 2024	March 31, 2023
Asset retirement obligation at beginning of period	$85,094	$52,359
Liabilities incurred	357	28
Liabilities settled	(25)	(23)
Liabilities revised	—	10
Accretion expense	1,706	1,075
Asset retirement obligation at end of period	$87,132	$53,449
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
Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and the Company expects this volatility to continue in the future. The prices the Company receives for production depend on many factors outside of our control. See Note 7 for a discussion of the Company’s management of price volatility.
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
Midstream Revenue and Product Sales
The Company’s gathering and processing revenue is generated from owned gathering and compression systems and processing plants acquired in the Company’s acquisitions. The Company charges a gathering, compression, processing rate per MMBtu transported through the gathering system and processing plant. The Company also gathers and disposes of salt

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
water from producing wells through an owned pipeline system and disposal wells. The Company charges a fixed rate per barrel of water for disposal. Fees are recognized as revenue based on measured volume at the specified delivery points when the associated service is performed.
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
Concentrations
The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. The following purchasers each accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Philips 66 Company	27.8%	46.5%
Shell Oil Company	16.0%	*
NextEra Energy Marketing LLC	11.5%	18.2%
__________
* Purchaser did not account for greater than 10% of oil, natural gas, and NGL sales for the period.

The Company’s receivables as of March 31, 2024 and 2023 from oil and gas sales are concentrated with the same counterparties noted above. The Company does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
As of March 31, 2024, the Company had one customer that represented approximately 22.6% of our total joint interest receivables. As of December 31, 2023, the Company had three customers that represented approximately 23.5%, 16.2%, and 12.6% of our total joint interest receivables.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenue Disaggregation
The following table displays the revenue disaggregated and reconciles disaggregated revenue to the revenue reported (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Oil	$144,098	$100,818
Natural gas	64,012	42,442
NGL	48,110	18,985
Gross oil, natural gas, and NGL sales	256,220	162,245
Transportation, gathering and marketing	(980)	203
Net oil, natural gas, and NGL sales	$255,240	$162,448
Earnings per Common Unit
The Company’s basic earnings per unit (“EPU”) is computed based on the weighted average number of common units outstanding for the period. Diluted EPU includes the effect of the Company’s phantom units if the inclusion of these units is dilutive. See Note 13 for additional information on the Company’s EPU.
Supplemental Cash Flow Information
Supplemental disclosures to the statements of cash flows are presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,296	$1,539
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$21,411	$16,269
Asset retirement cost capitalized	$357	$28
Right-of-use assets obtained in exchange for lease liabilities	$194	$4,378
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments are effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures, but does not believe the adoption of the update will impact the Company’s financial position, results of operations or liquidity.
3.Acquisitions
Paloma Partners IV, LLC
On November 10, 2023, the Company entered into a purchase and sale agreement (the “Paloma PSA”) with Paloma Partners IV, LLC pursuant to which the Company agreed to purchase certain interests in oil and gas properties, rights and

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Paloma Acquisition
Consideration transferred:
Cash consideration	$748,587
Capitalized transaction costs	1,695
Less: purchase price adjustment receivable	(15,160)
Total acquisition consideration	$735,122
Assets acquired:
Accounts receivable	4,239
Inventories	166
Proved oil and natural gas properties	750,476
Total assets to be acquired	754,881
Liabilities assumed:
Revenue payable	18,295
Asset retirement obligations	1,464
Total liabilities assumed	19,759
Net assets acquired	$735,122
BCE-Mach LLC and BCE-Mach II LLC
On October 25, 2023, as part of the Corporate Reorganization, the Existing Owners contributed all of their equity interests in BCE-Mach, BCE-Mach II and BCE-Mach III to the Company in exchange for 100% of the limited partnership interests in the Company to effectuate the acquisition. While there was a high degree of common ownership, the Mach Companies were not under common control for financial reporting purposes. BCE-Mach III LLC has been identified as the accounting acquirer of BCE-Mach and BCE-Mach II which have been accounted for as business combinations under the acquisition method of accounting under U.S. GAAP.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair value of consideration transferred by the Company as a result of the acquisitions (amounts in thousands, except unit and per unit amounts):

	BCE-Mach LLC	BCE-Mach II LLC
Common units issued for acquisition	7,765,625	4,215,625
Offering price of common units	$19.00	$19.00
Total acquisition consideration	$147,547	$80,097

The table below reflects the fair value estimates of the assets acquired and liabilities assumed as of the acquisition date. See Note 8 for additional information regarding fair value measurements. Below is a reconciliation of assets acquired and liabilities assumed (in thousands):

	BCE-Mach LLC	BCE-Mach II LLC
Assets acquired:
Cash and cash equivalents	$30,350	$8,803
Accounts receivable	32,042	11,541
Other current assets	18,303	2,331
Proved oil and natural gas properties	184,840	98,800
Other long-term assets	11,176	7,811
Total assets to be acquired	276,711	129,286
Liabilities assumed:
Accounts payable and accrued liabilities	17,312	3,659
Revenue payable	29,390	15,317
Other current liabilities	1,361	446
Long-term debt	65,000	17,100
Asset retirement obligations	14,369	11,589
Other long-term liabilities	1,732	1,078
Total liabilities assumed	129,164	49,189
Net assets acquired	$147,547	$80,097

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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Property and Equipment
The Company’s property and equipment consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Oil and natural gas properties
Proved properties	$2,174,723	$2,097,540
Accumulated depreciation and depletion	(329,560)	(265,895)
Oil and natural gas properties, net	1,845,163	1,831,645
Other property and equipment
Gas gathering system	33,270	32,873
Gas processing plants	35,086	34,888
Water disposal assets	27,177	26,088
Other assets	13,707	11,453
Total other property and equipment	109,240	105,302
Accumulated depreciation, depletion and amortization	(17,529)	(15,642)
Total other property and equipment, net	$91,711	$89,660
5. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Operating expenses	$13,141	$15,686
Capital expenditures	16,817	15,042
Payroll costs	4,114	5,989
Derivative settlements	787	—
Severance and other tax	5,703	3,438
Midstream shipper payable	1,198	1,247
General, administrative, and other	3,756	3,127
Total accrued liabilities	$45,516	$44,529
6. Long-Term Debt
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
Loans advanced to the Company under the Term Loan Credit Agreement are secured by a first-priority security interest on substantially all of our assets. The Term Loan Credit Agreement has (i) an aggregate principal amount of $825.0 million, (ii) a maturity date of December 31, 2026 and (iii) an interest rate equal to the three-month SOFR plus 6.50% plus a credit spread adjustment equal to 0.15%, provided that the three-month SOFR will not be less than 3.00%. The Term Loan Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type. Mandatory repayments of principal of $61.9 million, $82.5 million, and $680.6 million are due in the year 2024, 2025, and 2026, respectively. As of March 31, 2024 and December 31, 2023, there were $825.0 million of outstanding borrowings under the Term Loan Credit Agreement. The effective interest rate as of March 31, 2024 and December 31, 2023 was 13.0% and 13.1%, respectively.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Loans advanced to the Company under the Revolving Credit Agreement are secured by a super-priority security interest on substantially all of our assets. The Revolving Credit Agreement has (i) a maximum available principal amount of $75.0 million, with maximum commitments currently equal to $75.0 million, (ii) a maturity date of December 28, 2026 and (iii) an interest rate equal to the one, three, or six month SOFR, at the Company’s election, plus a credit spread adjustment equal to 0.10%, 0.15%, or 0.25%, respectively, in each case, plus 3.00%, provided that the applicable tenor SOFR will not be less than 3.50%. The Revolving Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type. The Company is also required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Revolving Credit Agreement. The Company used borrowings from the Term Loan Credit Agreement, together with cash on hand, to repay the November 2023 Credit Facility. As of March 31, 2024 and December 31, 2023, the Revolving Credit Agreement was undrawn, and there was $5.0 million in outstanding letters of credit.
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
7. Derivative Contracts
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
The following table summarizes the open financial derivative positions as of March 31, 2024, related to oil production:

Period	Volume (Mbbl)	Weighted Average Fixed Price
April 2024 – December 2024	2,478	$73.46
January 2025 – June 2025	903	$72.18
The following table summarizes the open financial derivative positions as of March 31, 2024, related to natural gas production:

Period	Volume (Bbtu)	Weighted Average Fixed Price
April 2024 – December 2024	23,059	$3.30
January 2025 – June 2025	9,540	$4.02
Balance Sheet Presentation.    The Company has master netting agreements with all of its derivative counterparties and presents its derivative assets and liabilities with the same counterparty on a net basis on the balance sheet. The following

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
table presents the gross amounts of recognized derivative assets, the amounts that are subject to offsetting under master netting arrangements and the net recorded fair values as recognized on the balance sheet (in thousands):

	March 31, 2024	December 31, 2023
Derivative contracts – current, gross	$18,276	$24,802
Netting arrangements	(7,421)	—
Derivative contracts – current, net	$10,855	$24,802

Derivative contracts – long-term, gross	$7,323	$15,112
Netting arrangements	(1,288)	—
Derivative contracts – long-term, net	$6,035	$15,112
The following table presents the gross amounts of recognized derivative liabilities, the amounts that are subject to offsetting under master netting arrangements and the net recorded fair values as recognized on the balance sheet (in thousands):

	March 31, 2024	December 31, 2023
Derivative contracts – current, gross	$(11,788)	$—
Netting arrangements	2,187	—
Derivative contracts – current, net	$(9,601)	$—

Derivative contracts – long-term, gross	$(598)	$—
Netting arrangements	—	—
Derivative contracts – long-term, net	$(598)	$—
Gains and Losses.    The following table presents the settlement and mark-to-market (“MTM”) gains and losses presented as a loss or gain on derivatives in the statement of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Settlements of oil derivatives	$1,911	$(3,200)
Settlements of natural gas derivatives	2,044	5,945
MTM gains (losses) on oil derivatives, net	(38,180)	6,907
MTM gains (losses) on natural gas derivatives, net	4,957	3,402
Total gains (losses) on derivative contracts	$(29,268)	$13,054
8. Fair Value Measurements
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
As of March 31, 2024
Assets:
Commodity derivative instruments	$—	$16,890	$—	$16,890
Liabilities:
Commodity derivative instruments	$—	$(10,199)	$—	$(10,199)
As of December 31, 2023
Assets:
Commodity derivative instruments	$—	$39,914	$—	$39,914
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Equity Compensation and Deferred Compensation Plan
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
Post-Offering Grants
On October 27, 2023, the Company adopted a new long-term incentive plan for employees, consultants and directors in connection with the Offering and issued 710,137 phantom units to certain employees of Mach Resources LLC (“Mach Resources”) and directors of the Company as compensation for services to be rendered to the Company. The phantom unit awards for all employees of Mach Resources vest ratably on the first three anniversaries of the date of the grant, subject to the employee’s continued employment. Within 60 days of the vesting of a phantom unit, the employee will receive a common unit of the Company. Each phantom unit was granted with a corresponding distribution equivalent right, which entitles the participant to receive a payment equal to the total distributions paid by the Company to its common unitholders during the time the phantom unit is outstanding. Payment of the distribution equivalent right occurs when the phantom units vest, and in the event of forfeited units, the corresponding distribution right is also forfeited.

	Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	709,545	$18.80
Granted	6,412	$17.59
Vested	—	$—
Forfeited	(6,951)	$18.80
Unvested at March 31, 2024	709,006	$18.79
Total non-cash compensation cost related to the phantom units was $1.2 million for the period ended March 31, 2024. As of March 31, 2024, there was $11.3 million of unrecognized compensation cost related to phantom units that is expected to be recognized over a weighted average period of approximately 2.5 years.
Predecessor Grants
As part of the Predecessor’s amended and restated LLC agreement as of March 25, 2021, incentive units (Class B Units) were issued to certain employees of Mach Resources as compensation for services to be rendered to the Predecessor. In determining the appropriate accounting treatment, the Predecessor considered the characteristics of the awards in terms of treatment as stock-based compensation.
The incentive units were subject to graded vesting over a period of approximately 3 or 4 years (subject to accelerated vesting, as defined by the incentive unit agreement) and a holder of incentive units would forfeit unvested incentive units upon ceasing to be an employee of Mach Resources, excluding limited exceptions. Holders of incentive units were able to participate in distributions upon the Predecessor meeting a certain requisite financial internal rate of return threshold as defined in the Predecessor’s amended LLC agreement.
Determination of the fair value of the awards requires judgements and estimates regarding, among other things, the appropriate methodologies to follow in valuing the award and the related inputs required by those valuation methodologies. For Predecessor awards granted during the year ended December 31, 2021, the fair value underlying the compensation expense was estimated using the Black-Scholes valuation model with the following primary assumptions:
•expected volatility based on the historical volatilities of similar sized companies that most closely represent the Predecessor’s business of 53%

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•7 year expected term determined by management based on experience with similarly organized company and expectation of a future sale of the business
•a risk-free rate based on a U.S Treasury yield curve of 1.40%
On March 25, 2021, all 20,000 authorized incentive units were granted. Total non-cash compensation cost related to the incentive units was $0.6 million for the three months ended March 31, 2023.
A summary of the Predecessor’s incentive unit awards as of March 31, 2023 is as follows:

	Class B Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	6,668	$2,378.80
Vested	(3,667)	$2,378.80
Unvested at March 31, 2023	3,001	$2,378.80
10. Commitments and Contingencies
Legal Matters.    In the ordinary course of business, the Company may at times be subject to claims and legal actions. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. The Company did not recognize any material liability as of March 31, 2024, and December 31, 2023. Management does not expect that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.
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
NGL Sales and Gas Transportation Commitments.    The Company is party to a NGL sales contract, which includes certain NGL volume commitments in the event the Company elects not to reduce its committed quantity, at its option. To the extent the Company does not deliver NGL volumes in sufficient quantities to meet the commitment and does not elect to reduce its committed quantity, it would be required to pay a deficiency fee. The Company is currently delivering at least the minimum volumes. Additionally, the Company has natural gas firm transportation agreements terminating in 2024. For the three months ended March 31, 2024 and 2023, the Company incurred approximately $1.2 million and $0.1 million, respectively, of transportation charges under these agreements. Total remaining payments under these contracts were approximately $4.4 million as of March 31, 2024.
Contributions to 401(k) Plan.    The Company sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum pre-tax threshold through salary deferrals. The plan provides a company match on 100% of salary deferrals that do not exceed 10% of compensation. We contributed $1.0 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.
11. Leases
Nature of Leases
The Company has operating leases on an office space, various vehicles, and compressors with remaining lease durations in excess of one year. These leases have various expiration dates throughout 2026. The vehicles are used for field operations and leased from third parties. The Company recognizes right-of-use asset and lease liability on the balance sheet for all

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Future amounts due under operating lease liabilities as of March 31, 2024, were as follows (in thousands):

Remaining 2024	$8,834
2025	3,657
2026	1,361
2027	402
2028	—
Total lease payments	$14,254
Less: imputed interest	(657)
Total	$13,597
The following table summarizes our total lease costs before amounts are recovered from our joint interest partners, where applicable, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$4,073	$3,283
Short-term lease cost	5,871	2,627
Total lease cost	$9,944	$5,910
The weighted-average remaining lease term as of March 31, 2024 was 1.89 years. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2024 was 5.0%.

	Three Months Ended March 31,
	2024	2023
Operating cash flows from operating leases	$4,112	$3,142
12. Partners’ Capital and Members’ Equity
Partners’ Capital
The Company was formed to effectuate the Corporate Reorganization, the Offering and related transactions thereto, as described in Note 1. On October 25, 2023, the Company issued 88,750,000 common units to the Existing Owners. See Note 3 for additional information on the merger transactions related to the acquisitions of BCE-Mach and BCE-Mach II. On October 27, 2023, the Company completed the Offering and issued 10,000,000 common units to public unitholders. Contemporaneously, the Company used a portion of the proceeds from the Offering to repurchase 3,750,000 common units from certain Existing Owners. As of March 31, 2024 and December 31, 2023, the Company had 95,000,000 common units outstanding.
Cash distributions to the Company’s unitholders were $90.3 million for the three months ended March 31, 2024.
Members’ Equity
Members’ equity of the Predecessor initially consisted of a single class of common interests, that were all owned by BCE-Mach Intermediate Holdings III LLC. On March 25, 2021, per the Predecessor’s amended and restated LLC agreement and

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the Class A-2 Issuance Agreement, the Predecessor issued 150,000 Class A-1 Units to its initial member, and 1,349 Class A-2 Units to an employee of Mach Resources for services performed for the Predecessor. Additional Class A-2 Units were granted to the employee on a quarterly basis throughout 2021 for a total of 3,504 Class A-2 Units granted, which have substantially all the same rights as the initial member. As part of a long-term incentive plan for certain employees, 20,000 Class B Units were issued and outstanding as of March 31, 2023. The Class B Units represented a non-voting interest in the Company that allowed the holder to participate in distributions once the Predecessor’s Class A units met a certain requisite financial internal rate of return in accordance with the Predecessor’s LLC agreement. See Note 9 for additional information on equity grants by the Predecessor. All of the equity interests in the Predecessor were exchanged for common units of the Company as part of the Corporate Reorganization.
Distributions to the Company’s predecessor members were $59.0 million for the three months ended March 31, 2023.
13. Earnings Per Common Unit

The Company has a single class of common units representing limited partnership interests. The Company has potentially dilutive securities as of March 31, 2024, which consist of phantom units issued under the Company’s long-term incentive plan. The Company excluded 703,771 phantom units from the calculation of diluted earnings per unit as of March 31, 2024, because the units were considered anti-dilutive. The treasury stock method is used to determine the dilutive impact for the Company’s phantom units.
The following represents the computation of basic and diluted earnings per common unit for the three months ended March 31, 2024 (in thousands, except per unit data):

Three Months Ended March 31,
2024
Net income - basic and diluted	$41,702
Weighted-average common units outstanding - basic	95,000
Effect of dilutive securities	5
Weighted-average common units outstanding - diluted	95,005
Earnings per common unit - basic	$0.44
Earnings per common unit - diluted	$0.44
14. Related Party Transactions
Management Services Agreement.    Upon formation of the Predecessor, the Predecessor entered into a management services agreement (the “Predecessor MSA”) with Mach Resources. On October 27, 2023, in connection with the closing of the Offering, the Company entered into a new management services agreement (the “MSA,” and together with the Predecessor MSA, the “MSAs”) with Mach Resources and terminated the Predecessor MSA. Under the MSAs, Mach Resources manages and performs all aspects of oil and gas operations and other general and administrative functions for the Company and (i) will pay Mach Resources an annual management fee of approximately $7.4 million and (ii) reimburse Mach Resources for the costs and expenses of the Services provided. On a monthly basis, the Company distributes funding to Mach Resources for performance under the MSAs. During the three months ended March 31, 2024 and March 31, 2023, the Company paid Mach Resources $30.4 million (inclusive of $1.9 million in management fees presented as general and administrative expense - related party in the statement of operations), $11.7 million (inclusive of $1.1 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. As of March 31, 2024 and December 31, 2023, the Company owed $3.2 million and $2.9 million, respectively, to Mach Resources, presented as accounts payable - related party.
15. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these financial statements to ensure that any subsequent events that met the criteria for recognition and disclosure in this Quarterly Report have been properly included.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report and also with “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations for the three months ended March 31, 2024 and March 31, 2023.
The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance, which may affect our future operating results and financial position. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Actual results and the timing of the events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital expenditures, economic, inflationary and competitive conditions, drilling results, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report, particularly under “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
Market Outlook
Our financial results depend on many factors, particularly commodity prices and our ability to find, develop and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand. The oil and natural gas industry is cyclical and commodity prices are highly volatile and we expect continued and increased pricing volatility in the crude oil and natural gas markets. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. Between January 1, 2023 and March 31, 2024, NYMEX WTI prices for crude oil ranged from $66.74 to $93.68 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $1.58 to $4.17 per MMBtu. The war in Ukraine, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2024.
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
Acquisitions
We completed an acquisition on December 28, 2023 for approximately $815 million, subject to customary post-closing adjustments. This acquisition is reflected in our results of operations as of and after the date of completion of such acquisition. As a result, periods prior to such acquisition will not contain the results of such acquired assets which will affect the comparability of our results of operations for certain historical periods.
Corporate Reorganization
The historical consolidated financial statements included in this Quarterly Report are of our Predecessor for periods prior to the Corporate Reorganization, and of the Company for periods after the Corporate Reorganization. Our historical financial data presented herein does not present what our actual performance results would have been on a combined basis for the full fiscal period presented.
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

Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	Amount	Percent
Revenues:
Oil	$144,521	$100,942	43,579	43%
Natural gas	62,281	42,422	19,859	47%
Natural gas liquids	48,438	19,084	29,354	154%
Total oil, natural gas, and NGL sales	255,240	162,448	92,792	57%
Gain (loss) on oil and natural gas derivatives, net	(29,268)	13,054	(42,322)	(324%)
Midstream revenue	6,219	6,532	(313)	(5%)
Product sales	6,964	10,139	(3,175)	(31%)
Total revenues	$239,155	$192,173	$46,982	24%
Average Sales Price(1):
Oil ($/Bbl)	$77.17	$75.57	$1.60	2%
Natural gas ($/Mcf)	$2.35	$3.25	$(0.90)	(28%)
NGL ($/Bbl)	$26.92	$28.48	$(1.56)	(5%)
Total ($/Boe) – before effects of realized derivatives	$31.52	$38.85	$(7.33)	(19%)
Total ($/Boe) – after effects of realized derivatives	$32.01	$39.51	$(7.50)	(19%)
Net Production Volumes:
Oil (MBbl)	1,873	1,336	537	40%
Natural gas (MMcf)	26,557	13,049	13,508	104%
NGL (MBbl)	1,799	670	1,129	169%
Total (MBoe)	8,098	4,181	3,917	94%
Average daily total volumes (MBoe/d)	88.99	46.45	42.54	92%
____________
(1)Average sales prices reflected above exclude gathering and processing expense.
Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales increased $92.8 million, or 57% for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023. This increase was primarily related to production increases as a result of acquisitions and the Corporate Reorganization in 2023, slightly offset with decreases in the average selling price of natural gas and NGLs.
Production

Production increased 3,917 MBoe, or 94% for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023. The increase was primarily a result of acquisitions, the Corporate Reorganization, and additional drilling subsequent to March 31, 2023.

Oil and Natural Gas Derivatives
For the three-month period ended March 31, 2024, we had realized gains on derivative instruments of $3.9 million and unrealized losses of $33.2 million for total losses of $29.3 million. For the three-month period ended March 31, 2023, we had realized gains on derivative instruments of $2.8 million and unrealized gains of $10.3 million for total gains of $13.1 million. The increase in realized gains is primarily from the decrease in natural gas prices in the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023.
Product Sales
Product sales decreased $3.2 million, or 31% for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023. This decrease was primarily a result of decreases in non-operated production resulting in lower overall product sales and the decrease in the average selling price on natural gas and NGLs. These decreases corresponded with the decrease in our cost of product sales noted below.
Midstream Revenue

Midstream revenue decreased $0.3 million, or 5% for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023, primarily due to lower non-operated volumes running through our midstream facilities and lower gathering revenue for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023.
Operating expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	Amount	Percent
Operating Expenses:
Gathering and processing expense	$31,942	$9,642	$22,300	231%
Lease operating expense	$40,760	$32,813	$7,947	24%
Production taxes	$12,752	$8,674	$4,078	47%
Midstream operating expense	$2,559	$2,969	$(410)	(14%)
Cost of product sales	$6,100	$9,112	$(3,012)	(33%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$65,372	$29,567	$35,805	121%
Depreciation and amortization expense – other	$2,098	$1,357	$741	55%
General and administrative	$10,328	$4,643	$5,685	122%
Operating Expenses ($/Boe)
Gathering and processing expense	$3.94	$2.31	$1.63	71%
Lease operating expense	$5.03	$7.85	$(2.82)	(36%)
Production taxes (% of oil, natural gas and NGL sales)	5.0%	5.3%	(0.3)%	(6%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$8.07	$7.07	$1.00	14%
Depreciation and amortization expense – other	$0.26	$0.32	$(0.06)	(19%)
General and administrative	$1.28	$1.11	$0.17	15%
Gathering and processing expense

Gathering and processing expense increased $22.3 million, or 231%, and $1.63 per Boe, or 71%, for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023, primarily as a result of the Corporate Reorganization in 2023, as BCE-Mach has higher gathering and processing costs per BOE than the predecessor.

Lease operating expense

Lease operating expense increased $7.9 million, or 24% for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023, as a result of acquisitions and the Corporate Reorganization in 2023. Lease operating expenses per Boe decreased by $2.82 primarily a result of the different cost profiles of acquired properties from 2023, and the increase in production from acquired properties.
Production taxes

Production taxes increased $4.1 million, or 47% for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023. This increase was primarily a result of acquisitions and the Corporate Reorganization in 2023.
Midstream operating expense

Midstream operating expense decreased $0.4 million, or 14% for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023, which is in line with the decrease in associated midstream revenue.
Cost of product sales

Cost of product sales decreased $3.0 million, or 33% for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023. This decrease was primarily a result of decreases in non-operated production resulting in lower overall cost of product sales and the decrease in the average selling price on natural gas and NGLs. These decreases were consistent with the decrease in product sales noted above.
Depreciation, depletion, amortization and accretion expense

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties increased by $35.8 million, or 121% for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023. The increase is primarily a result of acquisitions and the Corporate Reorganization in 2023 that increased the amortization base.
General and administrative costs

General and administrative costs increased $5.7 million, or 122% for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023. The increase in general and administrative costs was primarily a result of acquisitions and the Corporate Reorganization.
Liquidity and Capital Resources
Our primary sources of liquidity and capital are cash flows generated by operating activities, borrowings under the Credit Agreements, and proceeds from the issuance of equity and debt. Outstanding borrowings under our Credit Agreements were $825.0 million at March 31, 2024, and the remaining availability under our Credit Agreements was $70.0 million at March 31, 2024.
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

Historically, our business plan has focused on acquiring and then exploiting the development and production of our assets. We spent approximately $80.4 million during the three-month period ended March 31, 2024 on development costs and our budget for 2024 is between $250.0 million and $275.0 million. For purposes of calculating our cash available for distribution, we define development costs as all of our capital expenditures, other than acquisitions. Our development efforts and capital for 2024 is anticipated to focus on drilling Oswego wells given their high oil reserves and low breakeven costs.
During the three-month period ended March 31, 2024, we spent approximately $64.0 million on drilling and completion activities and related equipment and spud 20.5 net wells while bringing online 20.4 net wells, $12.1 million on remedial workovers and other capital projects, and $4.3 million on midstream and other property and equipment capital projects.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$143,953	$147,149
Net cash used in investing activities	$(54,720)	$(83,961)
Net cash used in financing activities	$(90,725)	$(59,404)
Net cash provided by operating activities
Net cash provided by operating activities decreased $3.2 million for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023. The decrease in net cash provided by operating activities is primarily a result of decreases in working capital of $38.1 million, offset with an increase in income from acquisitions and the Corporate Reorganization in 2023.
Net cash used in investing activities
Net cash used in investing activities decreased $29.2 million for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023. The decrease in net cash used in investing activities is primarily a result of decreases in capital expenditures on oil and gas properties of $30.0 million due to decreased drilling and completion activities in the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023.
Net cash used in financing activities
Net cash used in financing activities increased $31.3 million for the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023. The increase in net cash used in investing activities is primarily due to a $31.3 million increase in distributions paid in the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023.
Debt Agreements
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
Loans advanced to the Company under the Revolving Credit Agreement are secured by a super-priority security interest on substantially all of our assets. The Revolving Credit Agreement has (i) a maximum available principal amount of $75.0 million, (ii) a maturity date of December 28, 2026 and (iii) an interest rate equal to one, three, or six month SOFR, at the Company’s election, plus a credit spread adjustment equal to 0.10%, 0.15% or 0.25%, respectively, in each case, plus 3.00%, provided that the applicable tenor SOFR will not be less than 3.50%. The Revolving Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type. The Company used borrowings from the Term Loan Credit Agreement, together with cash on hand, to repay the November 2023 Credit Facility. As of March 31, 2024, the Revolving Credit Agreement was undrawn, and there was $5.0 million in outstanding letters of credit.
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Contractual Obligations and Commitments
We are a party to firm transportation contracts for the transport of natural gas. We paid approximately $1.2 million in firm transportation contracts for the three-month period ended March 31, 2024 and expect to pay approximately $4.4 million in firm transportation contracts through 2025. For further information on firm transportation contracts, see Note 10 of our consolidated financial statements.
Operating lease obligations
Our operating lease obligations include long-term lease payments for office space, vehicles, equipment related to exploration, development and production activities. We paid approximately $4.1 million in operating lease payments for the three-month period ended March 31, 2024 and expect to pay approximately $14.3 million in operating lease payments through 2028. For further information on our operating lease obligations, see Note 11 of our consolidated financial statements.
Non-GAAP Financial Measures
Adjusted EBITDA
We include in this Quarterly Report the supplemental non-GAAP financial performance measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized (gain) loss on derivative instruments, (4) equity-based compensation expense, (5) credit losses, and (6) (gain) loss on sale of assets.
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

Cash Available for Distribution
Cash available for distribution is not a measure of net income or net cash flow provided by or used in operating activities as determined by GAAP. Cash available for distribution is a supplemental non-GAAP financial performance measure used by our management and by external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others, to assess our ability to internally fund our exploration and development activities, pay distributions, and to service or incur additional debt. We define cash available for distribution as net income less (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized (gain) loss on derivative instruments, (4) equity-based compensation expense, (5) credit losses, (6) (gain) loss on sale of assets, (7) settlement of asset retirement obligations, (8) cash interest expense, net (9) development costs, and (10) change in accrued realized derivative settlements. Development costs include all of our capital expenditures, other than acquisitions. Cash available for distribution will not reflect changes in working capital balances. Cash available for distribution is not a measurement of our financial performance or liquidity under GAAP and should not be considered as an alternative to, or more meaningful than, net income or net cash provided by or used in operating activities as determined in accordance with GAAP or as indicators of our financial performance and liquidity. The GAAP measures most directly comparable to cash available for distribution are net income and net cash provided by operating activities. Cash available for distribution should not be considered as an alternative to, or more meaningful than, net income or net cash provided by operating activities.

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net Income Reconciliation to Adjusted EBITDA:
Net income	$41,702	$91,694
Interest expense, net	25,072	1,724
Depreciation, depletion, amortization and accretion	67,470	30,924
Unrealized loss (gain) on derivative instruments	33,223	(10,309)
Equity-based compensation expense	1,182	647
Credit losses	454	—
Gain on sale of assets	(11)	(1)
Adjusted EBITDA	$169,092	$114,679
Net Income Reconciliation to Cash Available for Distribution:
Net income	$41,702	$91,694
Interest expense, net	25,072	1,724
Depreciation, depletion, amortization and accretion	67,470	30,924
Unrealized loss (gain) on derivative instruments	33,223	(10,309)
Equity-based compensation expense	1,182	647
Credit losses	454	—
Gain on sale of assets	(11)	(1)
Settlement of asset retirement obligations	(28)	(71)
Cash interest expense, net	(23,804)	(1,602)
Development costs	(80,425)	(104,591)
Change in accrued realized derivative settlements	2,602	(42)
Cash available for distribution	$67,437	$8,373
Net Cash Provided by Operating Activities Reconciliation to Cash Available for Distribution:
Net cash provided by operating activities	$143,953	$147,149
Changes in operating assets and liabilities	3,909	(34,185)
Development costs	(80,425)	(104,591)
Cash available for distribution	$67,437	$8,373
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2023. No modifications have been made during the three months ended March 31, 2024.
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
Commodity derivative activities
To reduce the impact of fluctuations of commodity prices on our total revenue and other operating income, we have historically used, and we expect to continue to use, commodity derivative instruments, primarily swaps, to hedge price risk associated with a portion of our anticipated production. Our hedging instruments allow us to reduce, but not eliminate the potential effects of the variability in cash flow from operations due to fluctuations in commodity prices and provide increased certainty of cash flows for funding our drilling program and debt service requirements. These instruments provide only partial price protection against declines in prices and may partially limit our potential gains from future increases in prices. We do not enter derivative contracts for speculative trading purposes. The Pre-IPO Credit Facilities contain or contained, and the Credit Agreements contain, various covenants and restrictive provisions which, among other things, limit our ability to enter into commodity price hedges exceeding a certain percentage of production.
Our hedging activities are intended to support oil and natural gas prices at targeted levels and manage our exposure to natural gas price volatility. Under swap contracts, the counterparty is required to make a payment to us for the difference between the swap price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the swap price. We are required to make a payment to the counterparty for the difference between the swap price and the settlement price if the swap price is below the settlement price. See Note 7 of our consolidated financial statements for further information on our open derivative positions and valuation as of March 31, 2024.
Counterparty and Customer Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of a contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of March 31, 2024, we had derivative instruments in place with three different counterparties. We believe our counterparties currently represent acceptable credit risks. We are not required to provide credit support or collateral to our counterparties under current contracts, nor are they required to provide credit support or collateral to us.
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
Interest Rate Risk
Variable rate debt
At March 31, 2024, we had $825.0 million of debt outstanding under the Term Loan Credit Agreement. Borrowings outstanding under the Term Loan Credit Agreement bore an effective interest rate of 13.0% as of March 31, 2024.

Assuming no change in the amount outstanding, the impact on interest expense of a 1% (or 100 basis points) increase or decrease in the assumed weighted average interest rate on our variable interest debt would be approximately $8.3 million per year based on our borrowings outstanding at March 31, 2024.
Interest rate derivative activities
As of March 31, 2024, we did not have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness, but we may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on such evaluation, such officers have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company is not aware of any environmental claims existing as of March 31, 2024. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.
Item 1A. Risk Factors
There have been no material changes to the Company’s “Risk Factors” previously disclosed in Part I, Item 1A of our Annual Report for the year ended December 31, 2023. For a detailed discussion of the risks that affect our business, please refer to Part I, Item 1A “Risk Factors” in our Annual Report for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Mach Natural Resources LP, effective as of May 26, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-274662) filed with the SEC on September 22, 2023)

3.2
Amended and Restated Agreement of Limited Partnership of Mach Natural Resources LP, dated as of October 27, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2023)

3.3
Amended and Restated Limited Liability Company Agreement of Mach Natural Resources GP, LLC, dated as of October 27, 2023 (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 7, 2023)

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

Mach Natural Resources LP

	By:	Mach Natural Resources GP LLC, its general partner

Date: May 13, 2024	By:	/s/ Kevin R. White
	Name:	Kevin R. White
	Title:	Chief Financial Officer