Form 10-Q
period 2024-06-30
MACH NATURAL RESOURCES LP
filed 2024-08-13
CIK 1980088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 95,039,689 common units outstanding as of August 9, 2024.

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
“Holdco.” Mach Natural Resources Holdco LLC, a Delaware limited liability company.
“Intermediate.” Mach Natural Resources Intermediate LLC, a Delaware limited liability company.
“Lease operating expense” or “LOE.” The expenses of lifting oil or natural gas from a producing formation to the surface, constituting part of the current operating expenses of a working interest, and also including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs, workover, ad valorem taxes, insurance and other expenses incidental to production, but excluding lease acquisition or drilling or completion expenses.
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
“NGL.” Hydrocarbons found in natural gas which may be extracted as liquefied petroleum gas and natural gasoline.
“Net acres.” The percentage of total acres or wells an owner has out of a particular number of acres, or a specified tract. An owner who has a 50% interest in 100 acres owns 50 net acres.
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
•regulatory changes, including potential shut-ins or production curtailments mandated by the Railroad Commission of Texas, the Oklahoma Corporation Commission, and/or the Kansas Corporation Commission;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACH NATURAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$144,621	$152,792
Accounts receivable – joint interest and other, net	28,178	54,155
Accounts receivable – oil, gas, and NGL sales	118,277	78,051
Short-term derivative assets	9,110	24,802
Inventories	27,499	31,377
Other current assets	7,371	2,425
Total current assets	335,056	343,602
Oil and natural gas properties, using the full cost method:
Proved oil and natural gas properties	2,179,014	2,097,540
Less: accumulated depreciation, depletion and amortization	(393,653)	(265,895)
Oil and natural gas properties, net	1,785,361	1,831,645
Other property, plant and equipment	111,641	105,302
Less: accumulated depreciation	(19,475)	(15,642)
Other property, plant and equipment, net	92,166	89,660
Long-term derivative assets	3,672	15,112
Other assets	5,895	7,102
Operating lease assets	12,887	17,394
Total assets	$2,235,037	$2,304,515
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,759	$44,577
Accounts payable – related party	860	2,867
Accrued liabilities	53,230	44,529
Revenue payable	131,887	110,296
Short-term derivative liabilities	5,967	—
Current portion of long-term debt	82,500	61,875
Current portion of operating lease liabilities	7,468	10,765
Total current liabilities	319,671	274,909
Long-term debt	706,909	745,140
Asset retirement obligations	88,762	85,094
Long-term portion of operating leases	5,451	6,705
Other long-term liabilities	1,134	943
Total long-term liabilities	802,256	837,882
Commitments and contingencies (Note 10)
Partners’ capital:
Partners’ capital	1,113,110	1,191,724
Total liabilities and partners’ capital	$2,235,037	$2,304,515
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Oil, natural gas, and NGL sales	$231,539	$150,165	$486,779	$312,613
(Loss) gain on oil and natural gas derivatives	(4,635)	2,688	(33,903)	15,742
Midstream revenue	6,441	6,786	12,660	13,318
Product sales	6,649	7,282	13,613	17,421
Total revenues	239,994	166,921	479,149	359,094

Operating expenses
Gathering and processing	23,831	7,868	55,773	17,510
Lease operating expense	46,497	27,802	87,257	60,615
Production taxes	11,302	6,852	24,054	15,526
Midstream operating expense	2,616	2,569	5,175	5,538
Cost of product sales	5,786	6,463	11,886	15,575
Depreciation, depletion, amortization and accretion – oil and natural gas	65,819	28,528	131,191	58,095
Depreciation and amortization – other	2,242	1,436	4,340	2,793
General and administrative	9,568	4,195	18,046	7,770
General and administrative - related party	1,850	1,067	3,700	2,135
Total operating expenses	169,511	86,780	341,422	185,557
Income from operations	70,483	80,141	137,727	173,537

Other (expense) income
Interest expense	(27,046)	(1,975)	(53,331)	(3,789)
Other income (expense), net	(3,921)	(357)	(3,178)	(245)
Total other expense	(30,967)	(2,332)	(56,509)	(4,034)
Net income	$39,516	$77,809	$81,218	$169,503
Net income per common unit:
Basic	$0.42		$0.85
Diluted	$0.42		$0.85
Weighted average common units outstanding:
Basic	95,009		95,004
Diluted	95,187		95,129
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND MEMBERS’ EQUITY (UNAUDITED)
(in thousands)

	Predecessor	Mach Natural Resources LP
	Members’ Equity	Common Units	Partners’ Capital	Total Partners’ Capital and Members’ Equity
Balance at December 31, 2022	$593,230	—	$—	$593,230
Net income	91,694	—	—	91,694
Distributions to members	(59,000)	—	—	(59,000)
Equity compensation	647	—	—	647
Balance at March 31, 2023	$626,571	—	$—	$626,571
Net income	77,809	—	—	77,809
Distributions to members	(15,500)	—	—	(15,500)
Equity compensation	647	—	—	647
Balance at June 30, 2023	$689,527	—	$—	$689,527

Balance at December 31, 2023	$—	95,000	$1,191,724	$1,191,724
Net income	—	—	41,702	41,702
Distributions to unitholders	—	—	(90,924)	(90,924)
Equity compensation	—	—	1,182	1,182
Balance at March 31, 2024	$—	95,000	$1,143,684	$1,143,684
Net income	—	—	39,516	39,516
Distributions to unitholders	—	—	(71,820)	(71,820)
Equity compensation	—	—	2,300	2,300
Withholding taxes paid on vesting of phantom units	—	40	(570)	(570)
Balance at June 30, 2024	$—	95,040	$1,113,110	$1,113,110
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$81,218	$169,503
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion, amortization and accretion	135,531	60,888
Loss (gain) on derivative instruments	33,903	(15,742)
Cash receipts (payments) on settlement of derivative contracts, net	3,384	7,245
Debt issuance costs amortization	3,494	202
Equity based compensation	3,482	1,294
Credit losses	647	—
(Gain) loss on sale of assets	(309)	(1)
Settlement of asset retirement obligations	(418)	(79)
Changes in operating assets and liabilities (decreasing) increasing cash:
Accounts receivable	(24,381)	53,913
Revenue payable	21,592	(2,675)
Accounts payable and accrued liabilities	2,280	(5,133)
Other	361	5,730
Net cash provided by operating activities	260,784	275,145

Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(116,441)	(182,427)
Capital expenditures for other property and equipment	(7,032)	(4,953)
Acquisition of assets	(1,258)	(468)
Proceeds from sales of oil and natural gas properties	38,975	—
Proceeds from sales of other property and equipment	495	36
Net cash used in investing activities	(85,261)	(187,812)

Cash flows from financing activities
Repayments of borrowings on term note	(20,625)	—
Proceeds from borrowings on credit facility	—	7,000
Distributions to unitholders	(161,617)	—
Distributions to members	—	(74,500)
Withholding taxes paid on vesting of phantom units	(570)	—
Payment of other financing fees	(882)	(404)
Net cash used in financing activities	(183,694)	(67,904)
Net (decrease) increase in cash and cash equivalents	(8,171)	19,429
Cash and cash equivalents, beginning of period	152,792	29,417
Cash and cash equivalents, end of period	$144,621	$48,846
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

Our historical financial data for the three and six months ended June 30, 2023 reflects BCE-Mach III LLC, the accounting predecessor of Mach Natural Resources LP.
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
The Company establishes its allowance for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. The Company estimates uncollectible amounts based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s expected ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company considers forecasts of future economic conditions in its estimate of expected credit losses and adjusts its allowance for expected credit losses when necessary. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. At June 30, 2024 and December 31, 2023, the allowance for credit losses

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
related to joint interest receivables were $2.4 million and $1.7 million, respectively, and the credit losses related to sales of oil and natural gas were not material.
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
Oil and Natural Gas Operations

The Company uses the full cost method of accounting for its exploration and development activities. Under this method of accounting, costs of both successful and unsuccessful exploration and development activities are capitalized as proved oil and natural gas properties. This includes any internal costs that are directly related to exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities, which are expensed as incurred. Capitalized costs are depreciated using the unit of production method. Under this method, depletion is computed at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by a net equivalent proved reserves at the beginning of the period. The average depletion rate per barrel equivalent unit of production was $7.87 and $6.44 for the six months ended June 30, 2024 and 2023, respectively. The average depletion rate per barrel equivalent unit of production was $7.88 and $6.11 for the three months ended June 30, 2024 and 2023, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $127.8 million and $55.9 million for the six months ended June 30, 2024 and 2023, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $64.1 million and $27.4 million for the three months ended June 30, 2024 and 2023, respectively.
Under the full cost method, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the full cost “ceiling” at the end of each reporting period. The ceiling is calculated based on the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%. The estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and natural gas properties. Estimated future net cash flows are calculated using the preceding 12-months’ average price based on closing prices on the first day of each month. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. The ceiling limitation computation is determined without regard to income taxes due to the Internal Revenue Service (“IRS”) recognition of the Company as a flow-through entity. No impairments on proved oil and natural gas properties were recorded for the three and six months ended June 30, 2024 and 2023.
Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. As of June 30, 2024, and December 31, 2023, the Company had no properties excluded from the full cost pool. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Property and Equipment, Net
Other property and equipment primarily consists of gathering systems, processing plants, and salt water disposal systems. Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years. Depreciation expense for other property and equipment was $4.3 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense for other property and equipment was $2.2 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively.
Impairment losses are recorded on property and equipment used in operations and other long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. No impairment of other property and equipment was recorded for the three and six months ended June 30, 2024 or 2023.
Inventories
Inventories are stated at the lower of cost or net realizable value and consist of production and midstream equipment not placed in service as of June 30, 2024 and December 31, 2023. The Company’s production equipment is primarily comprised of oil and natural gas drilling or repair items such as tubing, casing and pumping units, as well as pipe for midstream operations.
Debt Issuance Costs
Other assets include capitalized costs related to the Revolving Credit Agreement of $2.6 million, net of accumulated amortization of $1.9 million as of June 30, 2024. As of December 31, 2023, other assets include capitalized costs related to the Revolving Credit Agreement of $2.2 million, net of accumulated amortization of $1.6 million. These costs are being amortized over the terms of the related credit agreements and are reported as interest expense on the Company’s statement of operations.
Debt issuance costs and the discount associated with the Company’s term loan are presented as a reduction of the carrying value of long-term debt on the Company’s balance sheet. As of June 30, 2024 and December 31, 2023, the Company had unamortized debt issuance costs and discount of $15.0 million and $18.0 million, respectively, in relation to the term loan.
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
The Company disallows the recognition of tax positions not deemed to meet a “more-likely-than not” threshold of being sustained by the applicable tax authority. The Company’s policy is to reflect interest and penalties related to uncertain tax positions in general and administrative expense, when and if they become applicable. The Company has not recognized any potential interest or penalties in its financial statements for the six months ended June 30, 2024. The Company’s tax years 2023, 2022, and 2021 remain open for examination by state authorities.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company estimates a fair value of the obligation on each well in which it owns an interest by identifying costs associated with the future downhole plugging, dismantlement and removal of production equipment and facilities, and the restoration and reclamation of a field’s surface to a condition similar to that existing before oil and natural gas extraction or salt water disposal began.
In general, the amount of ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an estimated credit adjusted rate. If the estimated ARO changes materially, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The following is a reconciliation of ARO for the six months ended June 30, 2024 and 2023 (in thousands):

	June 30, 2024	June 30, 2023
Asset retirement obligation at beginning of period	$85,094	$52,359
Liabilities incurred	469	109
Liabilities settled	(234)	(49)
Liabilities revised	—	9
Accretion expense	3,433	2,164
Asset retirement obligation at end of period	$88,762	$54,592
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
Our major market risk exposure is in the pricing applicable to our oil, natural gas, and NGL production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas and NGL production. Pricing for oil, natural gas and NGL production has been volatile and unpredictable for several years, and the Company expects this volatility to continue in the future. The prices the Company receives for production depend on many factors outside of our control. See Note 7 for a discussion of the Company’s management of price volatility.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Midstream Revenue and Product Sales
The Company’s gathering and processing revenue is generated from owned gathering and compression systems and processing plants acquired in the Company’s acquisitions. The Company charges a gathering, compression and processing rate per MMBtu transported through the gathering system and processing plant. The Company also gathers and disposes of salt water from producing wells through an owned pipeline system and disposal wells. The Company charges a fixed rate per barrel of water for disposal. Fees are recognized as revenue based on measured volume at the specified delivery points when the associated service is performed.
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
Concentrations
The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. The following purchasers each accounted for more than 10% of the Company’s revenues for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Philips 66 Company	29.1%	58.0%	28.4%	52.0%
Shell Oil Company	17.7%	*	16.8%	*
NextEra Energy Marketing LLC	*	12.6%	*	16.7%
__________
* Purchaser did not account for greater than 10% of oil, natural gas, and NGL sales for the period.

The Company’s receivables as of June 30, 2024 and 2023 from oil and gas sales are concentrated with the same counterparties noted above. The Company does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2024, the Company had two customers that represented approximately 24.4% and 10.6% of our total joint interest receivables. As of December 31, 2023, the Company had three customers that represented approximately 23.5%, 16.2%, and 12.6% of our total joint interest receivables.
Revenue Disaggregation
The following table displays the revenue disaggregated and reconciles disaggregated revenue to the revenue reported for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Oil	$150,431	$107,268	$294,529	$208,086
Natural gas	38,923	27,257	102,935	69,699
NGL	46,084	15,559	94,194	34,544
Gross oil, natural gas, and NGL sales	235,438	150,084	491,658	312,329
Transportation, gathering and marketing	(3,899)	81	(4,879)	284
Net oil, natural gas, and NGL sales	$231,539	$150,165	$486,779	$312,613
Earnings per Common Unit
The Company’s basic earnings per unit (“EPU”) is computed based on the weighted average number of common units outstanding for the period. Diluted EPU includes the effect of the Company’s phantom units if the inclusion of these units is dilutive. See Note 13 for additional information on the Company’s EPU.
Supplemental Cash Flow Information
Supplemental disclosures to the statements of cash flows are presented below for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$50,220	$3,517
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$(4,079)	$(2,078)
Asset retirement cost capitalized	$469	$109
Right-of-use assets obtained in exchange for lease liabilities	$2,178	$4,872
Change in accrued distributions	$(1,127)	$—
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.Acquisitions and Divestitures
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
On December 28, 2023, the Company completed the acquisition of the Paloma Assets (the “Paloma Acquisition”) in accordance with the terms of the Paloma PSA for a purchase price of approximately $815,000,000 in cash. The Paloma PSA provides for customary post-closing adjustments to the purchase price based on an effective date of September 1, 2023. The Company will finalize all such adjustments and complete the purchase price allocation during the third quarter of 2024 based on the terms of the Paloma PSA. The Company does not expect post-closing adjustments to be material. The Company utilized borrowings under the Term Loan Credit Agreement to fund the Paloma Acquisition.
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

	Initial			As of June 30, 2024
	Paloma Acquisition	Adjustments		Paloma Acquisition
Consideration transferred:
Cash consideration	$748,587	$(23,674)	(a)	$724,913
Capitalized transaction costs	1,695	1,285	(a)	2,980
Less: purchase price adjustment receivable	(15,160)	14,972	(a)	(188)
Total acquisition consideration	$735,122	$(7,417)		$727,705
Assets acquired:
Accounts receivable	$4,239	$—		$4,239
Inventories	166	—		166
Proved oil and natural gas properties	750,476	1,155	(a)	751,631
Total assets to be acquired	754,881	1,155		756,036
Liabilities assumed:
Revenue payable	18,295	8,572	(a)	26,867
Asset retirement obligations	1,464	—		1,464
Total liabilities assumed	19,759	8,572		28,331
Net assets acquired	$735,122	$(7,417)		$727,705
a.Adjustment reflects additional accounting data received and processed subsequent to the acquisition date. The initial purchase price allocation considered available data at the time of disclosure.
BCE-Mach LLC and BCE-Mach II LLC
On October 25, 2023, as part of the Corporate Reorganization, the Existing Owners contributed all of their equity interests in BCE-Mach, BCE-Mach II and BCE-Mach III to the Company in exchange for 100% of the limited partnership interests in the Company to effectuate the acquisition. While there was a high degree of common ownership, the Mach Companies

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
closed on August 11, 2023. This purchase was accounted for as an asset acquisition as substantially all of the fair value of acquired assets could be allocated to a single identified asset group of proved oil and natural gas properties.

Divestitures
On June 26, 2024 the Company executed a purchase and sale agreement to sell certain acreage not attributable to the Company’s proved developed reserves. The proceeds from the sale were approximately $38.0 million, and were applied as a credit against the full cost pool with no gain or loss recognized.
4. Property and Equipment
The Company’s property and equipment consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Oil and natural gas properties
Proved properties	$2,179,014	$2,097,540
Accumulated depreciation and depletion	(393,653)	(265,895)
Oil and natural gas properties, net	1,785,361	1,831,645
Other property and equipment
Gas gathering system	34,107	32,873
Gas processing plants	35,438	34,888
Water disposal assets	28,143	26,088
Other assets	13,953	11,453
Total other property and equipment	111,641	105,302
Accumulated depreciation, depletion and amortization	(19,475)	(15,642)
Total other property and equipment, net	$92,166	$89,660
5. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Operating expenses	$14,691	$15,686
Capital expenditures	11,374	15,042
Payroll costs	7,459	5,989
Derivative settlements	1,674	—
Severance and other tax	9,297	3,438
Midstream shipper payable	1,026	1,247
General, administrative, and other	7,709	3,127
Total accrued liabilities	$53,230	$44,529
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Loans advanced to the Company under the Term Loan Credit Agreement are secured by a first-priority security interest on substantially all of our assets. The Term Loan Credit Agreement has (i) an aggregate principal amount of $825.0 million, (ii) a maturity date of December 31, 2026 and (iii) an interest rate equal to the three-month SOFR plus 6.50% plus a credit spread adjustment equal to 0.15%, provided that the three-month SOFR will not be less than 3.00%. The Term Loan Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type. Mandatory repayments of principal of $41.3 million, $82.5 million, and $680.6 million are due in the year 2024, 2025, and 2026, respectively. As of June 30, 2024 and December 31, 2023, there were $804.4 million and $825.0 million of outstanding borrowings under the Term Loan Credit Agreement, respectively. The effective interest rate as of June 30, 2024 and December 31, 2023 was 13.0% and 13.1%, respectively.
Loans advanced to the Company under the Revolving Credit Agreement are secured by a super-priority security interest on substantially all of our assets. The Revolving Credit Agreement has (i) a maximum available principal amount of $75.0 million, with maximum commitments currently equal to $75.0 million, (ii) a maturity date of December 28, 2026 and (iii) an interest rate equal to the one, three, or six month SOFR, at the Company’s election, plus a credit spread adjustment equal to 0.10%, 0.15%, or 0.25%, respectively, in each case, plus 3.00%, provided that the applicable tenor SOFR will not be less than 3.50%. The Revolving Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type. The Company is also required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Revolving Credit Agreement. The Company used borrowings from the Term Loan Credit Agreement, together with cash on hand, to repay the November 2023 Credit Facility. As of June 30, 2024 and December 31, 2023, the Revolving Credit Agreement was undrawn, and there was $5.0 million in outstanding letters of credit.
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
The following table summarizes the open financial derivative positions as of June 30, 2024, related to oil production:

Period	Volume (Mbbl)	Weighted Average Fixed Price
Remaining 2024	1,487	$72.98
2025	1,808	$72.44
Through June 2026	499	71.38

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the open financial derivative positions as of June 30, 2024, related to natural gas production:

Period	Volume (Bbtu)	Weighted Average Fixed Price
Remaining 2024	20,811	$3.34
2025	18,410	$4.08
Balance Sheet Presentation.    The Company has master netting agreements with all of its derivative counterparties and presents its derivative assets and liabilities with the same counterparty on a net basis on the balance sheet. The following table presents the gross amounts of recognized derivative assets, the amounts that are subject to offsetting under master netting arrangements and the net recorded fair values as recognized on the balance sheet (in thousands):

	June 30, 2024	December 31, 2023
Derivative contracts – current, gross	$15,448	$24,802
Netting arrangements	(6,338)	—
Derivative contracts – current, net	$9,110	$24,802

Derivative contracts – long-term, gross	$4,516	$15,112
Netting arrangements	(844)	—
Derivative contracts – long-term, net	$3,672	$15,112
The following table presents the gross amounts of recognized derivative liabilities, the amounts that are subject to offsetting under master netting arrangements and the net recorded fair values as recognized on the balance sheet (in thousands):

	June 30, 2024	December 31, 2023
Derivative contracts – current, gross	$(7,071)	$—
Netting arrangements	1,104	—
Derivative contracts – current, net	$(5,967)	$—
Gains and Losses.    The following table presents the settlement and mark-to-market (“MTM”) gains and losses presented as a loss or gain on derivatives in the statement of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Settlements of oil derivatives	$(7,124)	$(2,363)	$(5,213)	$(5,563)
Settlements of natural gas derivatives	2,365	7,148	4,409	13,093
MTM gains (losses) on oil derivatives, net	6,788	2,563	(31,392)	9,470
MTM (losses) on natural gas derivatives, net	(6,664)	(4,660)	(1,707)	(1,258)
Total (losses) gains on derivative contracts	$(4,635)	$2,688	$(33,903)	$15,742
8. Fair Value Measurements
Fair value measurement is established by a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2024
Assets:
Commodity derivative instruments	$—	$12,782	$—	$12,782
Liabilities:
Commodity derivative instruments	$—	$(5,967)	$—	$(5,967)
As of December 31, 2023
Assets:
Commodity derivative instruments	$—	$39,914	$—	$39,914
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Post-Offering Grants
On October 27, 2023, the Company adopted a new long-term incentive plan (the “Long-Term Incentive Plan”) for employees, consultants and directors in connection with the Offering and issued phantom units (“Time-Based Phantom Units”) to certain employees of Mach Resources LLC (“Mach Resources”) and directors of the Company as compensation for services to be rendered to the Company. The Time-Based Phantom Unit awards for all employees of Mach Resources vest ratably on the first three anniversaries of the date of the grant, subject to the employee’s continued employment. Within 60 days of the vesting of a Time-Based Phantom Unit, the employee will receive a common unit of the Company. Each Time-Based Phantom Unit was granted with a corresponding distribution equivalent right (“DER”), which entitles the employee to receive a payment equal to the total distributions paid by the Company in respect of a common unit of the Company during the time the applicable phantom unit is outstanding. Payment of a DER occurs when its corresponding phantom unit vests, and in the event such phantom unit is forfeited, the corresponding DER is also forfeited.

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	709,545	$18.80	—	$—
Granted	6,412	$17.59	—	$—
Vested	—	$—	—	$—
Forfeited	(6,951)	$18.80	—	$—
Unvested at March 31,2024	709,006	$18.79	—	$—
Granted	9,260	$19.30	46,348	$26.80
Vested	(68,755)	$18.80	—	$—
Forfeited	(2,074)	$18.80	—	$—
Unvested at June 30, 2024	647,437	$18.80	46,348	$26.80
Total non-cash compensation cost related to the Time-Based Phantom Units was $2.2 million and $3.3 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, there was $9.3 million of unrecognized compensation cost related to Time-Based Phantom Units that is expected to be recognized over a weighted average period of approximately 2.3 years.
The Company has awarded performance based phantom units (“Performance Phantom Units”) to certain of its executive officers under the Long-Term Incentive Plan. The number of shares of common units issued pursuant to each Performance Phantom Unit award agreement will be from 0% to 200% of the target number of Performance Phantom Units thereunder

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
based on a combination of the Company's (i) total shareholder return (“TSR”), (ii) relative total shareholder return (“RTSR”) compared to the TSR of the companies in the Company’s designated peer group, and (iii) total recordable incident rate (“TRIR”), in each case, for the applicable performance period. The Performance Phantom Unit awards are broken into two categories: long-term performance units, which have a performance period of January 1, 2024 to December 31, 2026, and short-term performance units, which are broken into three separate one-year tranches with performance periods from January 1 to December 31 for the years 2024, 2025 and 2026. Performance Phantom Units vest based on the achievement of the applicable performance metrics at the end of the applicable performance period, subject generally to the applicable executive officer’s continued employment through such performance period. Within 60 days of the vesting of a Performance Phantom Unit, the executive officer will receive a common unit of the Company. Each Performance Phantom Unit was granted with a corresponding DER. The grant date fair values of the Performance Phantom Units were determined using the Monte Carlo simulation method and are being recorded ratably from the grant date to the end of the applicable performance period.
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of units granted during the three and six months ended June 30, 2024:

Grant date	May 3, 2024
Period for volatility, correlations, and risk-free rate	2.66 years
Risk-free interest rate	4.61%
Implied equity volatility	57.25%
Unit price on date of grant	$20.44
Total non-cash compensation cost related to the Performance Phantom Units was $0.1 million for the three and six months ended June 30, 2024. As of June 30, 2024, there was $1.1 million of unrecognized compensation cost related to Performance Phantom Units that is expected to be recognized over a weighted average period of approximately 2.0 years.
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
Determination of the fair value of the awards requires judgements and estimates regarding, among other things, the appropriate methodologies to follow in valuing the award and the related inputs required by those valuation methodologies. For Predecessor awards granted during the year ended December 31, 2021, the fair value underlying the compensation expense was estimated using the Black-Scholes valuation model with the following primary assumptions:
•expected volatility based on the historical volatilities of similar sized companies that most closely represent the Predecessor’s business of 53%;
•7 year expected term determined by management based on experience with similarly organized company and expectation of a future sale of the business; and
•a risk-free rate based on a U.S Treasury yield curve of 1.40%.
On March 25, 2021, all 20,000 authorized incentive units were granted. Total non-cash compensation cost related to the incentive units was $0.6 million and $1.3 million for the three and six months ended June 30, 2023, respectively.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the Predecessor’s incentive unit awards as of June 30, 2023 is as follows:

	Class B Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	6,668	$2,378.80
Vested	(3,667)	$2,378.80
Unvested at March 31, 2023	3,001	$2,378.80
Vested	—	$—
Unvested at June 30, 2023	3,001	$2,378.80

10. Commitments and Contingencies
Legal Matters.    In the ordinary course of business, the Company may at times be subject to claims and legal actions including, but not limited to, title disputes, royalty disputes, contract claims, personal injury claims and employment claims. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Nevertheless, actual outcomes may differ significantly from the Company’s assessment. As of June 30, 2024, the Company has accrued approximately $5.7 million in accrued liabilities pertaining to these matters. Management does not expect that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.
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
NGL Sales and Gas Transportation Commitments.    The Company is party to a NGL sales contract, which includes certain NGL volume commitments in the event the Company elects not to reduce its committed quantity, at its option. To the extent the Company does not deliver NGL volumes in sufficient quantities to meet the commitment and does not elect to reduce its committed quantity, it would be required to pay a deficiency fee. The Company is currently delivering at least the minimum volumes. Additionally, the Company has natural gas firm transportation agreements terminating in 2024. For the six months ended June 30, 2024 and 2023, the Company incurred approximately $2.1 million and $0.2 million, respectively, of transportation charges under these agreements. For the three months ended June 30, 2024 and 2023, the Company incurred approximately $0.9 million and $0.1 million, respectively, of transportation charges under these agreements. Total remaining payments under these contracts were approximately $2.6 million as of June 30, 2024.
Contributions to 401(k) Plan.    The Company sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum pre-tax threshold through salary deferrals. The plan provides a company match on 100% of salary deferrals that do not exceed 10% of compensation. The Company contributed $2.0 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. The Company contributed $0.9 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Leases
Nature of Leases
The Company has operating leases on an office space, various vehicles, and compressors with remaining lease durations in excess of one year. These leases have various expiration dates throughout 2028. The vehicles are used for field operations and leased from third parties. The Company recognizes right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized.
Discount Rate
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate reflects the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
Future amounts due under operating lease liabilities as of June 30, 2024, were as follows (in thousands):

Remaining 2024	$4,697
2025	5,398
2026	2,229
2027	1,250
2028	182
Total lease payments	$13,756
Less: imputed interest	(837)
Total	$12,919
The following table summarizes our total lease costs before amounts are recovered from our joint interest partners, where applicable, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$2,864	$3,336	$6,937	$6,619
Short-term lease cost	5,990	2,516	11,862	5,143
Total lease cost	$8,854	$5,852	$18,799	$11,762
The weighted-average remaining lease term as of June 30, 2024 was 2.09 years. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2024 was 5.6%.

	Six Months Ended June 30,
	2024	2023
Operating cash flows from operating leases	$6,954	$6,517
12. Partners’ Capital and Members’ Equity
Partners’ Capital
The Company was formed to effectuate the Corporate Reorganization, the Offering and related transactions thereto, as described in Note 1. On October 25, 2023, the Company issued 88,750,000 common units to the Existing Owners. See Note 3 for additional information on the merger transactions related to the acquisitions of BCE-Mach and BCE-Mach II. On October 27, 2023, the Company completed the Offering and issued 10,000,000 common units to public unitholders. Contemporaneously, the Company used a portion of the proceeds from the Offering to repurchase 3,750,000 common units

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
from certain Existing Owners. As of June 30, 2024 and December 31, 2023, the Company had 95,039,689 and 95,000,000 common units outstanding, respectively.
Cash distributions to the Company’s unitholders were $71.4 million and $161.6 million for the three and six months ended June 30, 2024.
Members’ Equity
Members’ equity of the Predecessor initially consisted of a single class of common interests, that were all owned by BCE-Mach Intermediate Holdings III LLC. On March 25, 2021, per the Predecessor’s amended and restated LLC agreement and the Class A-2 Issuance Agreement, the Predecessor issued 150,000 Class A-1 Units to its initial member, and 1,349 Class A-2 Units to an employee of Mach Resources for services performed for the Predecessor. Additional Class A-2 Units were granted to the employee on a quarterly basis throughout 2021 for a total of 3,504 Class A-2 Units granted, which have substantially all the same rights as the initial member. As part of a long-term incentive plan for certain employees, 20,000 Class B Units were issued and outstanding as of June 30, 2023. The Class B Units represented a non-voting interest in the Company that allowed the holder to participate in distributions once the Predecessor’s Class A units met a certain requisite financial internal rate of return in accordance with the Predecessor’s LLC agreement. See Note 9 for additional information on equity grants by the Predecessor. All of the equity interests in the Predecessor were exchanged for common units of the Company as part of the Corporate Reorganization.
Distributions to the Company’s predecessor members were $15.5 million and $74.5 million for the three and six months ended June 30, 2023.
13. Earnings Per Common Unit

The Company has a single class of common units representing limited partnership interests. The Company has potentially dilutive securities as of June 30, 2024, which consist of phantom units issued under the Company’s long-term incentive plan. There were 0.2 million phantom units and 0.1 million phantom units that were considered dilutive for the three and six month periods ended June 30, 2024. The treasury stock method is used to determine the dilutive impact for the Company’s phantom units.
The following represents the computation of basic and diluted earnings per common unit for the three and six months ended June 30, 2024 (in thousands, except per unit data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Net income - basic and diluted	$39,516	$81,218
Weighted-average common units outstanding - basic	95,009	95,004
Effect of dilutive securities	178	125
Weighted-average common units outstanding - diluted	95,187	95,129
Earnings per common unit - basic	$0.42	$0.85
Earnings per common unit - diluted	$0.42	$0.85
14. Related Party Transactions
Management Services Agreement.    Upon formation of the Predecessor, the Predecessor entered into a management services agreement (the “Predecessor MSA”) with Mach Resources. On October 27, 2023, in connection with the closing of the Offering, the Company entered into a new management services agreement (the “MSA,” and together with the Predecessor MSA, the “MSAs”) with Mach Resources and terminated the Predecessor MSA. Under the MSAs, Mach Resources manages and performs all aspects of oil and gas operations and other general and administrative functions for the Company and (i) will pay Mach Resources an annual management fee of approximately $7.4 million and (ii) reimburse Mach Resources for the costs and expenses of the Services provided. On a monthly basis, the Company distributes funding to Mach Resources for performance under the MSAs. During the six months ended June 30, 2024 and June 30, 2023, the Company paid Mach Resources $56.9 million (inclusive of $3.7 million in management fees presented as general and administrative expense - related party in the statement of operations) and $21.1 million (inclusive of $2.1 million as

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
management fees presented in general and administrative expense - related party in the statement of operations), respectively. During the three months ended June 30, 2024 and June 30, 2023, the Company paid Mach Resources $26.5 million (inclusive of $1.9 million in management fees presented as general and administrative expense - related party in the statement of operations) and $9.4 million (inclusive of $1.1 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. As of June 30, 2024 and December 31, 2023, the Company owed $0.9 million and $2.9 million, respectively, to Mach Resources, presented as accounts payable - related party.
15. Subsequent Events

On August 9, 2024, the Company signed a PSA to acquire oil and gas properties for approximately $38 million, subject to customary adjustments. The purchase is expected to be accounted for as an asset acquisition.

The Company has evaluated subsequent events through the date of issuance of these financial statements to ensure that any subsequent events that met the criteria for recognition and disclosure in this Quarterly Report have been properly included.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report and also with “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations for the three and six months ended June 30, 2024 and June 30, 2023.
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
Market Outlook
Our financial results depend on many factors, particularly commodity prices and our ability to find, develop and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand. The oil and natural gas industry is cyclical and commodity prices are highly volatile and we expect continued and increased pricing volatility in the crude oil and natural gas markets. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. Between January 1, 2023 and June 30, 2024, NYMEX WTI prices for crude oil ranged from $66.74 to $93.68 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $1.58 to $4.17 per MMBtu. The war in Ukraine, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2024.
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

Results of Operations
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	Amount	Percent
Revenues:
Oil	$150,889	$107,374	$43,515	41%
Natural gas	34,237	27,157	7,080	26%
Natural gas liquids	46,413	15,634	30,779	197%
Total oil, natural gas, and NGL sales	231,539	150,165	81,374	54%
Gain (loss) on oil and natural gas derivatives, net	(4,635)	2,688	(7,323)	(272%)
Midstream revenue	6,441	6,786	(345)	(5%)
Product sales	6,649	7,282	(633)	(9%)
Total revenues	$239,994	$166,921	$73,073	44%
Average Sales Price:
Oil ($/Bbl)	$79.27	$75.37	$3.90	5%
Natural gas ($/Mcf)	$1.33	$1.92	$(0.59)	(31%)
NGL ($/Bbl)	$23.83	$22.25	$1.58	7%
Total ($/Boe) – before effects of realized derivatives	$28.48	$33.53	$(5.05)	(15%)
Total ($/Boe) – after effects of realized derivatives	$27.89	$34.60	$(6.71)	(19%)
Net Production Volumes:
Oil (MBbl)	1,903	1,425	478	34%
Natural gas (MMcf)	25,675	14,108	11,567	82%
NGL (MBbl)	1,947	703	1,244	177%
Total (MBoe)	8,130	4,479	3,651	82%
Average daily total volumes (MBoe/d)	89.34	49.22	40.12	82%

Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales increased $81.4 million, or 54% for the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023. This increase was primarily related to production increases as a result of acquisitions and the Corporate Reorganization in 2023 and increases to the average selling price of oil and NGLs, slightly offset with decreases in the average selling price of natural gas.
Production

Production increased 3,651 MBoe, or 82% for the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023. The increase was primarily a result of acquisitions and the Corporate Reorganization which added approximately 4,288 Mboe, offset by natural declines on existing wells.

Oil and Natural Gas Derivatives
For the three-month period ended June 30, 2024, we had realized losses on derivative instruments of $4.8 million and unrealized gains of $0.1 million for total losses of $4.6 million. For the three-month period ended June 30, 2023, we had realized gains on derivative instruments of $4.8 million and unrealized losses of $2.1 million for total gains of $2.7 million. The increase in realized losses is primarily from an increase in realized losses of $4.8 million associated with our oil derivatives and a decrease in realized gains from our natural gas derivatives of $4.8 million in the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023.
Midstream Revenue

Midstream revenue decreased $0.3 million, or 5% for the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023, primarily due to lower non-operated volumes running through our midstream facilities and lower gathering revenue for the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023.
Product Sales
Product sales decreased $0.6 million, or 9% for the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023. This decrease was primarily a result of decreases in non-operated production resulting in lower overall product sales and the decrease in the average selling price of natural gas. These decreases corresponded with the decrease in our cost of product sales noted below.
Operating expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended June 30,		Change
($ in thousands)	2024	2023	Amount	Percent
Operating Expenses:
Gathering and processing expense	$23,831	$7,868	$15,963	203%
Lease operating expense	$46,497	$27,802	$18,695	67%
Production taxes	$11,302	$6,852	$4,450	65%
Midstream operating expense	$2,616	$2,569	$47	2%
Cost of product sales	$5,786	$6,463	$(677)	(10%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$65,819	$28,528	$37,291	131%
Depreciation and amortization expense – other	$2,242	$1,436	$806	56%
General and administrative	$11,418	$5,262	$6,156	117%
Total operating expenses	$169,511	$86,780	$82,731	95%
Operating Expenses ($/Boe):
Gathering and processing expense	$2.93	$1.76	$1.17	66%
Lease operating expense	$5.72	$6.21	$(0.49)	(8%)
Production taxes (% of oil, natural gas and NGL sales)	4.9%	4.6%	0.3%	7%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$8.10	$6.37	$1.73	27%
Depreciation and amortization expense – other	$0.28	$0.32	$(0.04)	(13%)
General and administrative	$1.40	$1.17	$0.23	20%
Gathering and processing expense

Gathering and processing expense increased $16.0 million, or 203%, and $1.17 per Boe, or 66%, for the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023, primarily as a result of the Corporate Reorganization in 2023, as BCE-Mach has higher gathering and processing costs per BOE than the predecessor.
Lease operating expense

Lease operating expense increased $18.7 million, or 67% for the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023, as a result of acquisitions and the Corporate Reorganization in 2023. Lease operating expenses per Boe decreased by $0.49 primarily a result of the lower cost profiles of acquired properties from 2023, and the increase in production from acquired properties.
Production taxes

Production taxes increased $4.5 million, or 65% for the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023. This increase was primarily a result of increased production and revenue from acquisitions and the Corporate Reorganization in 2023.
Midstream operating expense

Midstream operating expense increased $47 thousand, or 2% for the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023.
Cost of product sales

Cost of product sales decreased $0.7 million, or 10% for the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023. This decrease was primarily a result of decreases in non-operated production resulting in lower overall cost of product sales and the decrease in the average selling price of natural gas. These decreases were consistent with the decrease in product sales noted above.
Depreciation, depletion, amortization and accretion expense - oil and natural gas

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties increased by $37.3 million, or 131% for the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023. The increase is primarily a result of acquisitions and the Corporate Reorganization in 2023 that increased the amortization base.
General and administrative costs

General and administrative costs increased $6.2 million, or 117% for the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023. The increase in general and administrative costs was primarily a result of acquisitions and the Corporate Reorganization.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	Amount	Percent
Revenues:
Oil	$295,410	$208,315	$87,095	42%
Natural gas	96,518	69,580	26,938	39%
Natural gas liquids	94,851	34,718	60,133	173%
Total oil, natural gas, and NGL sales	486,779	312,613	174,166	56%
Gain (loss) on oil and natural gas derivatives, net	(33,903)	15,742	(49,645)	(315%)
Midstream revenue	12,660	13,318	(658)	(5%)
Product sales	13,613	17,421	(3,808)	(22%)
Total revenues	$479,149	$359,094	$120,055	33%
Average Sales Price:
Oil ($/Bbl)	$78.23	$75.46	$2.77	4%
Natural gas ($/Mcf)	$1.85	$2.56	$(0.71)	(28%)
NGL ($/Bbl)	$25.32	$25.29	$0.03	—%
Total ($/Boe) – before effects of realized derivatives	$30.00	$36.10	$(6.10)	(17%)
Total ($/Boe) – after effects of realized derivatives	$29.95	$36.97	$(7.02)	(19%)
Net Production Volumes:
Oil (MBbl)	3,776	2,760	1,016	37%
Natural gas (MMcf)	52,232	27,157	25,075	92%
NGL (MBbl)	3,747	1,373	2,374	173%
Total (MBoe)	16,228	8,660	7,568	87%
Average daily total volumes (MBoe/d)	89.17	47.84	41.33	86%
Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales increased $174.2 million, or 56% for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023. This increase was primarily related to production increases as a result of acquisitions and the Corporate Reorganization in 2023 and increases to the average selling price of oil, slightly offset with decreases in the average selling price of natural gas.
Production

Production increased 7,568 MBoe, or 87% for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023. The increase was primarily a result of acquisitions and the Corporate Reorganization which added approximately 8,615 Mboe, offset by natural declines on existing wells.
Oil and Natural Gas Derivatives
For the six-month period ended June 30, 2024, we had realized losses on derivative instruments of $0.8 million and unrealized losses of $33.1 million for total losses of $33.9 million. For the six-month period ended June 30, 2023, we had realized gains on derivative instruments of $7.5 million and unrealized gains of $8.2 million for total gains of $15.7 million. The decrease in realized gains is primarily from a decrease in realized gains of $8.7 million associated with our natural gas derivatives in the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023.
Midstream Revenue

Midstream revenue decreased $0.7 million, or 5% for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023, primarily due to lower non-operated volumes running through our midstream facilities and lower gathering revenue for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023.
Product Sales
Product sales decreased $3.8 million, or 22% for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023. This decrease was primarily a result of decreases in non-operated production resulting in lower overall product sales and the decrease in the average selling price of natural gas and NGLs. These decreases corresponded with the decrease in our cost of product sales noted below.
Operating expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Six Months Ended June 30,		Change
($ in thousands)	2024	2023	Amount	Percent
Operating Expenses:
Gathering and processing expense	$55,773	$17,510	$38,263	219%
Lease operating expense	$87,257	$60,615	$26,642	44%
Production taxes	$24,054	$15,526	$8,528	55%
Midstream operating expense	$5,175	$5,538	$(363)	(7%)
Cost of product sales	$11,886	$15,575	$(3,689)	(24%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$131,191	$58,095	$73,096	126%
Depreciation and amortization expense – other	$4,340	$2,793	$1,547	55%
General and administrative	$21,746	$9,905	$11,841	120%
Total operating expenses	$341,422	$185,557	$155,865	84%
Operating Expenses ($/Boe):
Gathering and processing expense	$3.44	$2.02	$1.42	70%
Lease operating expense	$5.38	$7.00	$(1.62)	(23%)
Production taxes (% of oil, natural gas and NGL sales)	4.9%	5.0%	(0.1)%	(2%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$8.08	$6.71	$1.37	20%
Depreciation and amortization expense – other	$0.27	$0.32	$(0.05)	(16%)
General and administrative	$1.34	$1.14	$0.20	18%
Gathering and processing expense

Gathering and processing expense increased $38.3 million, or 219%, and $1.42 per Boe, or 70%, for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023, primarily as a result of the Corporate Reorganization in 2023, as BCE-Mach has higher gathering and processing costs per BOE than the predecessor.
Lease operating expense

Lease operating expense increased $26.6 million, or 44% for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023, as a result of acquisitions and the Corporate Reorganization in 2023. Lease operating expenses per Boe decreased by $1.62 primarily a result of the lower cost profiles of acquired properties from 2023, and the increase in production from acquired properties.
Production taxes

Production taxes increased $8.5 million, or 55% for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023. This increase was primarily a result of increased production and revenue from acquisitions and the Corporate Reorganization in 2023.
Midstream operating expense

Midstream operating expense decreased $0.4 million, or 7% for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023, which is in line with the decrease in associated midstream revenue.
Cost of product sales

Cost of product sales decreased $3.7 million, or 24% for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023. This decrease was primarily a result of decreases in non-operated production resulting in lower overall cost of product sales and the decrease in the average selling price of natural gas and NGLs. These decreases were consistent with the decrease in product sales noted above.
Depreciation, depletion, amortization and accretion expense - oil and natural gas

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties increased by $73.1 million, or 126% for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023. The increase is primarily a result of acquisitions and the Corporate Reorganization in 2023 that increased the amortization base.
General and administrative costs

General and administrative costs increased $11.8 million, or 120% for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023. The increase in general and administrative costs was primarily a result of acquisitions and the Corporate Reorganization.

Liquidity and Capital Resources
Our primary sources of liquidity and capital are cash flows generated by operating activities, borrowings under the Credit Agreements, and proceeds from the issuance of equity and debt. Outstanding borrowings under our Credit Agreements were $804.4 million at June 30, 2024, and the remaining availability under our Credit Agreements was $70.0 million at June 30, 2024.
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
Historically, our business plan has focused on acquiring and then exploiting the development and production of our assets. We spent approximately $126.0 million during the six-month period ended June 30, 2024 on development costs and our updated budget for 2024 is between $215.0 million and $240.0 million. For purposes of calculating our cash available for distribution, we define development costs as all of our capital expenditures, other than acquisitions. Our development efforts and capital for 2024 is anticipated to focus on drilling Oswego wells given their high oil reserves and low breakeven costs.
During the six-month period ended June 30, 2024, we spent approximately $98.2 million on drilling and completion activities and related equipment and spud 30.7 net wells while bringing online 34.3 net wells, $20.8 million on remedial workovers and other capital projects, and $7.0 million on midstream and other property and equipment capital projects.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$260,784	$275,145
Net cash used in investing activities	$(85,261)	$(187,812)
Net cash used in financing activities	$(183,694)	$(67,904)
Net cash provided by operating activities
Net cash provided by operating activities decreased $14.4 million for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023. The decrease in net cash provided by operating activities is primarily a result of decreases in working capital of $51.7 million, offset with an increase in income from acquisitions and the Corporate Reorganization in 2023.
Net cash used in investing activities
Net cash used in investing activities decreased $102.6 million for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023. The decrease in net cash used in investing activities is primarily a result of decreases in capital expenditures on oil and gas properties of $66.0 million due to decreased drilling and completion activities in the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023. Additionally, the Company had an increase of $39.0 million in proceeds from the sale of oil and gas properties for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023, primarily from the sale of non-producing acreage.
Net cash used in financing activities
Net cash used in financing activities increased $115.8 million for the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023. The increase in net cash used in investing activities is primarily due to a $87.1 million increase in distributions paid and a $20.6 million increase in repayments of borrowings in the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023.
Debt Agreements
Term Loan Credit Agreement and Revolving Credit Agreement
On December 28, 2023, the Company entered into (i) the Term Loan Credit Agreement with the lenders party thereto, Texas Capital Bank, as agent, and Chambers Energy Management, LP, as the arranger, and (ii) the Revolving Credit Agreement with the lenders party thereto and MidFirst Bank as the agent.
Loans advanced to the Company under the Term Loan Credit Agreement are secured by a first-priority security interest on substantially all of our assets. The Term Loan Credit Agreement has (i) an aggregate principal amount of $825.0 million,

(ii) a maturity date of December 31, 2026 and (iii) an interest rate equal to the three-month SOFR plus 6.50% plus a credit spread adjustment equal to 0.15%, provided that the three-month SOFR will not be less than 3.00%. As of June 30, 2024, mandatory repayments of principal of $41.3 million, $82.5 million, and $680.6 million are due in the year 2024, 2025, and 2026, respectively. The Term Loan Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type.
Loans advanced to the Company under the Revolving Credit Agreement are secured by a super-priority security interest on substantially all of our assets. The Revolving Credit Agreement has (i) a maximum available principal amount of $75.0 million, (ii) a maturity date of December 28, 2026 and (iii) an interest rate equal to one, three, or six month SOFR, at the Company’s election, plus a credit spread adjustment equal to 0.10%, 0.15% or 0.25%, respectively, in each case, plus 3.00%, provided that the applicable tenor SOFR will not be less than 3.50%. The Revolving Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type. The Company used borrowings from the Term Loan Credit Agreement, together with cash on hand, to repay the November 2023 Credit Facility. As of June 30, 2024, the Revolving Credit Agreement was undrawn, and there was $5.0 million in outstanding letters of credit.
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Contractual Obligations and Commitments
We are a party to firm transportation contracts for the transport of natural gas. We paid approximately $0.9 million and $2.1 million in firm transportation contracts for the three and six month periods ended June 30, 2024, respectively, and expect to pay approximately $2.6 million in firm transportation contracts through 2025. For further information on firm transportation contracts, see Note 10 of our consolidated financial statements.
Operating lease obligations
Our operating lease obligations include long-term lease payments for office space, vehicles, equipment related to exploration, development and production activities. We paid approximately $6.9 million and $2.9 million in operating lease payments for the three and six month periods ended June 30, 2024, respectively, and expect to pay approximately $13.8 million in operating lease payments through 2028. For further information on our operating lease obligations, see Note 11 of our consolidated financial statements.
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

Reconciliation of GAAP Financial Measures to Adjusted EBITDA and Cash Available for Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net Income Reconciliation to Adjusted EBITDA:
Net income	$39,516	$77,809	$81,218	$169,503
Interest expense, net	25,880	1,570	50,952	3,294
Depreciation, depletion, amortization and accretion	68,061	29,964	135,531	60,888
Unrealized (gain) loss on derivative instruments	(124)	2,097	33,099	(8,212)
Equity-based compensation expense	2,300	647	3,482	1,294
Credit losses	193	—	647	—
Gain on sale of assets	(298)	—	(309)	(1)
Adjusted EBITDA	$135,528	$112,087	$304,620	$226,766
Net Income Reconciliation to Cash Available for Distribution:
Net income	$39,516	$77,809	$81,218	$169,503
Interest expense, net	25,880	1,570	50,952	3,294
Depreciation, depletion, amortization and accretion	68,061	29,964	135,531	60,888
Unrealized (gain) loss on derivative instruments	(124)	2,097	33,099	(8,212)
Equity-based compensation expense	2,300	647	3,482	1,294
Credit losses	193	—	647	—
Gain on sale of assets	(298)	—	(309)	(1)
Settlement of asset retirement obligations	(390)	(8)	(418)	(79)
Cash interest expense, net	(23,654)	(1,490)	(47,458)	(3,092)
Development costs	(45,562)	(88,301)	(125,987)	(192,892)
Change in accrued realized derivative settlements	1,586	(243)	4,188	(285)
Cash available for distribution	$67,508	$22,045	$134,945	$30,418
Net Cash Provided by Operating Activities Reconciliation to Cash Available for Distribution:
Net cash provided by operating activities	116,831	127,996	$260,784	$275,145
Changes in operating assets and liabilities	(3,761)	(17,650)	148	(51,835)
Development costs	(45,562)	(88,301)	(125,987)	(192,892)
Cash available for distribution	$67,508	$22,045	$134,945	$30,418
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2023. No modifications have been made during the six months ended June 30, 2024.
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
Our hedging activities are intended to support oil and natural gas prices at targeted levels and manage our exposure to natural gas price volatility. Under swap contracts, the counterparty is required to make a payment to us for the difference between the swap price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the swap price. We are required to make a payment to the counterparty for the difference between the swap price and the settlement price if the swap price is below the settlement price. See Note 7 of our consolidated financial statements for further information on our open derivative positions and valuation as of June 30, 2024.
Counterparty and Customer Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of a contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of June 30, 2024, we had derivative instruments in place with two different counterparties. We believe our counterparties currently represent acceptable credit risks. We are not required to provide credit support or collateral to our counterparties under current contracts, nor are they required to provide credit support or collateral to us.
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
Interest Rate Risk
Variable rate debt
At June 30, 2024, we had $804.4 million of debt outstanding under the Term Loan Credit Agreement. Borrowings outstanding under the Term Loan Credit Agreement bore an effective interest rate of 13.0% as of June 30, 2024. Assuming no change in the amount outstanding, the impact on interest expense of a 1% (or 100 basis points) increase or decrease in the assumed weighted average interest rate on our variable interest debt would be approximately $8.0 million per year based on our borrowings outstanding at June 30, 2024.
Interest rate derivative activities
As of June 30, 2024, we did not have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness, but we may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on such evaluation, such officers have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business including, but not limited to, title disputes, royalty disputes, contract claims, personal injury claims and employment claims. See Note 10 of the notes to our consolidated financial statements included in Item 1 of Part I of this report for information regarding our estimation and provision for potential losses related to litigation and regulatory proceedings.
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
The Company is not aware of any environmental claims existing as of June 30, 2024. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the six months ended June 30, 2024, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Mach Natural Resources LP, effective as of May 26, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-274662) filed with the SEC on September 22, 2023)

3.2
Amended and Restated Agreement of Limited Partnership of Mach Natural Resources LP, dated as of October 27, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2023)

3.3
Amended and Restated Limited Liability Company Agreement of Mach Natural Resources GP, LLC, dated as of October 27, 2023 (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 7, 2023)

3.4
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Mach Natural Resources LP, dated as of June 13, 2024 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2024)

10.1
Release Agreement, dated as of May 4, 2024, by and among Mach Natural Resources GP LLC, Mach Resources LLC and Daniel T. Reineke, Jr. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2024)

10.2	Mach Natural Resources LP Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2024)
10.3
Form of Participation Agreement under the Mach Natural Resources LP Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2024)

10.4*	Form of Mach Natural Resources LP 2023 Long-Term Incentive Plan Performance Unit Agreement
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)
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

Mach Natural Resources LP

	By:	Mach Natural Resources GP LLC, its general partner

Date: August 13, 2024	By:	/s/ Kevin R. White
	Name:	Kevin R. White
	Title:	Chief Financial Officer