Form 10-Q
period 2024-09-30
MACH NATURAL RESOURCES LP
filed 2024-11-12
CIK 1980088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 103,490,483 common units outstanding as of November 8, 2024.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACH NATURAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$184,533	$152,792
Accounts receivable – joint interest and other, net	34,326	54,155
Accounts receivable – oil, gas, and NGL sales	98,924	78,051
Short-term derivative assets	30,282	24,802
Inventories	26,311	31,377
Other current assets	6,080	2,425
Total current assets	380,456	343,602
Oil and natural gas properties, using the full cost method:
Proved oil and natural gas properties	2,275,042	2,097,540
Less: accumulated depreciation, depletion and amortization	(455,164)	(265,895)
Oil and natural gas properties, net	1,819,878	1,831,645
Other property, plant and equipment	114,162	105,302
Less: accumulated depreciation	(21,767)	(15,642)
Other property, plant and equipment, net	92,395	89,660
Long-term derivative assets	7,077	15,112
Other assets	15,180	7,102
Operating lease assets	11,114	17,394
Total assets	$2,326,100	$2,304,515
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,541	$44,577
Accounts payable – related party	1,776	2,867
Accrued liabilities	49,818	44,529
Revenue payable	120,984	110,296
Short-term derivative liabilities	2,111	—
Current portion of long-term debt	82,500	61,875
Current portion of operating lease liabilities	6,423	10,765
Total current liabilities	306,153	274,909
Long-term debt	687,669	745,140
Asset retirement obligations	99,380	85,094
Long-term derivative liabilities	1,315	—
Long-term portion of operating leases	4,718	6,705
Other long-term liabilities	2,203	943
Total long-term liabilities	795,285	837,882
Commitments and contingencies (Note 10)
Partners’ capital:
Partners’ capital	1,224,662	1,191,724
Total liabilities and partners’ capital	$2,326,100	$2,304,515
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Oil, natural gas, and NGL sales	$209,165	$166,706	$695,944	$479,319
Gain (loss) on oil and natural gas derivatives	33,684	(4,900)	(219)	10,842
Midstream revenue	5,889	6,683	18,549	20,001
Product sales	6,798	6,900	20,411	24,321
Total revenues	255,536	175,389	734,685	534,483

Operating expenses
Gathering and processing	23,587	7,962	79,360	25,472
Lease operating expense	44,029	28,879	131,286	89,494
Production taxes	9,784	7,660	33,838	23,186
Midstream operating expense	2,607	2,725	7,782	8,263
Cost of product sales	5,833	6,024	17,719	21,599
Depreciation, depletion, amortization and accretion – oil and natural gas	63,262	31,277	194,453	89,372
Depreciation and amortization – other	2,315	1,758	6,655	4,551
General and administrative	7,535	4,293	25,581	12,063
General and administrative - related party	1,850	1,067	5,550	3,202
Total operating expenses	160,802	91,645	502,224	277,202
Income from operations	94,734	83,744	232,461	257,281

Other (expense) income
Interest expense	(26,772)	(2,054)	(80,103)	(5,843)
Other (expense) income, net	(518)	1,795	(3,696)	1,550
Total other expense	(27,290)	(259)	(83,799)	(4,293)
Net income	$67,444	$83,485	$148,662	$252,988
Net income per common unit:
Basic	$0.70		$1.55
Diluted	$0.70		$1.55
Weighted average common units outstanding:
Basic	96,856		95,626
Diluted	97,033		95,762
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND MEMBERS’ EQUITY (UNAUDITED)
(in thousands)

	Predecessor	Mach Natural Resources LP
	Members’ Equity	Common Units	Partners’ Capital	Total Partners’ Capital and Members’ Equity
Balance at December 31, 2022	$593,230	—	$—	$593,230
Net income	91,694	—	—	91,694
Distributions to members	(59,000)	—	—	(59,000)
Equity compensation	647	—	—	647
Balance at March 31, 2023	$626,571	—	$—	$626,571
Net income	77,809	—	—	77,809
Distributions to members	(15,500)	—	—	(15,500)
Equity compensation	647	—	—	647
Balance at June 30, 2023	$689,527	—	$—	$689,527
Net income	83,485	—	—	83,485
Distributions to members	(26,850)	—	—	(26,850)
Contributions	20,000	—	—	20,000
Equity compensation	647	—	—	647
Balance at September 30, 2023	$766,809	—	$—	$766,809

Balance at December 31, 2023	$—	95,000	$1,191,724	$1,191,724
Net income	—	—	41,702	41,702
Distributions to unitholders	—	—	(90,924)	(90,924)
Equity compensation	—	—	1,182	1,182
Balance at March 31, 2024	$—	95,000	$1,143,684	$1,143,684
Net income	—	—	$39,516	39,516
Distributions to unitholders	—	—	(71,820)	(71,820)
Equity compensation	—	—	2,300	2,300
Withholding taxes paid on vesting of phantom units	—	40	(570)	(570)
Balance at June 30, 2024	$—	95,040	$1,113,110	$1,113,110
Net income	—	—	$67,444	67,444
Distributions to unitholders	—	—	(86,149)	(86,149)
Equity compensation	—	—	1,267	1,267
Common units issued in the public offering, net of underwriting fees and offering expenses	—	8,291	128,990	128,990
Balance at September 30, 2024	$—	103,331	$1,224,662	$1,224,662
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$148,662	$252,988
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion, amortization and accretion	201,108	93,923
Loss (gain) on derivative instruments	219	(10,842)
Cash receipts (payments) on settlement of derivative contracts, net	4,287	5,207
Debt issuance costs amortization	5,521	232
Equity based compensation	4,749	1,941
Credit losses	1,890	—
(Gain) loss on sale of assets	(349)	(1)
Settlement of asset retirement obligations	(676)	(445)
Changes in operating assets and liabilities (decreasing) increasing cash:
Accounts receivable	(7,188)	28,549
Revenue payable	10,689	6,394
Accounts payable and accrued liabilities	(192)	(2,764)
Other	2,911	6,785
Net cash provided by operating activities	371,631	381,967

Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(162,432)	(251,538)
Capital expenditures for other property and equipment	(9,187)	(9,083)
Acquisition of assets	(47,192)	(20,613)
Proceeds from sales of oil and natural gas properties	38,975	3,305
Proceeds from sales of other property and equipment	561	36
Net cash used in investing activities	(179,275)	(277,893)

Cash flows from financing activities
Proceeds from public offering, net of offering costs	129,812	—
Repayments of borrowings on term note	(41,250)	—
Proceeds from borrowings on credit facility	—	7,000
Distributions to unitholders	(247,153)	—
Distributions to members	—	(101,350)
Contributions from members	—	20,000
Withholding taxes paid on vesting of phantom units	(570)	—
Payment of other financing fees	(1,454)	(404)
Net cash used in financing activities	(160,615)	(74,754)
Net increase in cash and cash equivalents	31,741	29,320
Cash and cash equivalents, beginning of period	152,792	29,417
Cash and cash equivalents, end of period	$184,533	$58,737
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
Following the Offering and Corporate Reorganization (as defined below), the Company became a holding partnership whose sole material asset consists of membership interests in Mach Natural Resources Intermediate LLC (“Intermediate”). Intermediate wholly owns Mach Natural Resources Holdco LLC (“Holdco”), and Holdco wholly owns each of the Company’s three operating subsidiaries, BCE-Mach LLC (“BCE-Mach”), BCE-Mach II LLC (“BCE-Mach II”) and BCE-Mach III LLC (collectively, the “Mach Companies”). BCE-Mach III LLC (the “Predecessor”) is the accounting predecessor to the Company for all periods prior to the Offering as discussed herein.

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

Our historical financial data for the three and nine months ended September 30, 2023 reflects BCE-Mach III LLC, the accounting predecessor of Mach Natural Resources LP.
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
The Company establishes its allowance for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. The Company estimates uncollectible amounts based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s expected ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company considers forecasts of future economic conditions in its estimate of expected credit losses and adjusts its allowance for expected credit losses when necessary. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. At September 30, 2024 and December 31, 2023, the allowance for credit

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
losses related to joint interest receivables were $3.6 million and $1.7 million, respectively, and the credit losses related to sales of oil and natural gas were not material.
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
Oil and Natural Gas Operations

The Company uses the full cost method of accounting for its exploration and development activities. Under this method of accounting, costs of both successful and unsuccessful exploration and development activities are capitalized as proved oil and natural gas properties. This includes any internal costs that are directly related to exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities, which are expensed as incurred. Capitalized costs are depreciated using the unit of production method. Under this method, depletion is computed at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by a net equivalent proved reserves at the beginning of the period. The average depletion rate per barrel equivalent unit of production was $7.97 and $6.52 for the nine months ended September 30, 2024 and 2023, respectively. The average depletion rate per barrel equivalent unit of production was $8.17 and $6.64 for the three months ended September 30, 2024 and 2023, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $189.3 million and $86.1 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $61.5 million and $30.2 million for the three months ended September 30, 2024 and 2023, respectively.
Under the full cost method, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the full cost “ceiling” at the end of each reporting period. The ceiling is calculated based on the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%. The estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and natural gas properties. Estimated future net cash flows are calculated using the preceding 12-months’ average price based on closing prices on the first day of each month. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. The ceiling limitation computation is determined without regard to income taxes due to the Internal Revenue Service recognition of the Company as a flow-through entity. No impairments on proved oil and natural gas properties were recorded for the three and nine months ended September 30, 2024 and 2023.
Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. As of September 30, 2024, and December 31, 2023, the Company had no properties excluded from the full cost pool.
Sales of oil and natural gas properties being amortized are accounted for as adjustments to the full cost pool, with no gain or loss recognized, unless the adjustments would significantly alter the relationship between capitalized costs and proved oil, natural gas, and NGL reserves. A significant alteration would not ordinarily be expected to occur upon the sale of reserves involving less than 25% of the proved reserve quantities of a cost center.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Property and Equipment, Net
Other property and equipment primarily consists of gathering systems, processing plants, and salt water disposal systems. Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years. Depreciation expense for other property and equipment was $6.7 million and $4.6 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense for other property and equipment was $2.3 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively.
Impairment losses are recorded on property and equipment used in operations and other long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. No impairment of other property and equipment was recorded for the three and nine months ended September 30, 2024 or 2023.
Inventories
Inventories are stated at the lower of cost or net realizable value and consist of production and midstream equipment not placed in service as of September 30, 2024 and December 31, 2023. The Company’s production equipment is primarily comprised of oil and natural gas drilling or repair items such as tubing, casing and pumping units, as well as pipe for midstream operations.
Debt Issuance Costs
Other assets include capitalized costs related to the Revolving Credit Agreement of $2.6 million, net of accumulated amortization of $2.0 million as of September 30, 2024. As of December 31, 2023, other assets include capitalized costs related to the Revolving Credit Agreement of $2.2 million, net of accumulated amortization of $1.6 million. These costs are being amortized over the terms of the related credit agreements and are reported as interest expense on the Company’s statement of operations.
Debt issuance costs and the discount associated with the Company’s term loan are presented as a reduction of the carrying value of long-term debt on the Company’s balance sheet. As of September 30, 2024 and December 31, 2023, the Company had unamortized debt issuance costs and discount of $13.6 million and $18.0 million, respectively, in relation to the term loan.
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
The Company disallows the recognition of tax positions not deemed to meet a “more-likely-than not” threshold of being sustained by the applicable tax authority. The Company’s policy is to reflect interest and penalties related to uncertain tax positions in general and administrative expense, when and if they become applicable. The Company has not recognized any potential interest or penalties in its financial statements for the nine months ended September 30, 2024. The Company’s tax years 2023, 2022, and 2021 remain open for examination by state authorities.
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
In general, the amount of ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an estimated credit adjusted rate. If the estimated ARO changes materially, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The following is a reconciliation of ARO for the nine months ended September 30, 2024 and 2023 (in thousands):

	September 30, 2024	September 30, 2023
Asset retirement obligation at beginning of period	$85,094	$52,359
Liabilities assumed in acquisitions	9,115	214
Liabilities incurred	546	284
Liabilities settled	(559)	(479)
Liabilities revised	—	313
Accretion expense	5,184	3,282
Asset retirement obligation at end of period	$99,380	$55,973
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Concentrations
The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. The following purchasers each accounted for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Philips 66 Company	35.9%	60.2%	32.0%	53.6%
Shell Oil Company	16.5%	*	17.0%	*
ONEOK Hydrocarbon L.P.	10.9%	*	*	10.7%
NextEra Energy Marketing LLC	*	*	*	13.2%
__________
* Purchaser did not account for greater than 10% of oil, natural gas, and NGL sales for the period.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s receivables as of September 30, 2024 and 2023 from oil and gas sales are concentrated with the same counterparties noted above. The Company does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
As of September 30, 2024, the Company had one customer that represented approximately 27.3% of our total joint interest receivables. As of December 31, 2023, the Company had three customers that represented approximately 23.5%, 16.2%, and 12.6% of our total joint interest receivables.
Revenue Disaggregation
The following table displays the revenue disaggregated and reconciles disaggregated revenue to the revenue reported for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Oil	$125,970	$112,970	$420,499	$321,056
Natural gas	45,813	36,564	148,748	106,263
NGL	40,912	17,017	135,106	51,561
Gross oil, natural gas, and NGL sales	212,695	166,551	704,353	478,880
Transportation, gathering and marketing	(3,530)	155	(8,409)	439
Net oil, natural gas, and NGL sales	$209,165	$166,706	$695,944	$479,319
Earnings per Common Unit
The Company’s basic earnings per unit (“EPU”) is computed based on the weighted average number of common units outstanding for the period. Diluted EPU includes the effect of the Company’s phantom units if the inclusion of these units is dilutive. See Note 13 for additional information on the Company’s EPU.
Supplemental Cash Flow Information
Supplemental disclosures to the statements of cash flows are presented below for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$75,392	$5,326
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$7,290	$(13,263)
Asset retirement cost capitalized	$546	$284
Right-of-use assets obtained in exchange for lease liabilities	$2,792	$6,449
Change in accrued distributions	$(1,740)	$—
Change in accrued offering costs	$822	$—
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments are effective for

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
3.Acquisitions and Divestitures
Acquisitions
Western Kansas Acquisition
On August 9, 2024, the Company executed a purchase and sale agreement to purchase certain oil and gas properties in Kansas and Oklahoma for consideration of $38.0 million in cash, subject to certain customary purchase price adjustments (the “Western Kansas Acquisition”). The transaction closed on September 25, 2024. This purchase was accounted for as an asset acquisition as substantially all of the fair value of acquired assets could be allocated to a single identified asset group of proved oil and natural gas properties. Below is a reconciliation of the assets acquired and liabilities assumed (in thousands):

Assets acquired and liabilities assumed:
Oil and natural gas properties	$45,582
Other property and equipment	400
Other assets	123
Revenue suspense	(333)
Asset retirement obligations assumed	(9,115)
Total assets acquired, net of liabilities assumed	$36,657
Cash paid to acquire the assets as of September 30, 2024 was $36.7 million, inclusive of capitalized transaction costs of $0.1 million.
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
The Paloma Acquisition was accounted for as an asset acquisition as substantially all of the gross fair value of the Paloma Assets was concentrated in proved oil and natural gas properties, which were considered to be a group of similar identifiable assets. The table below reflects the fair value of the assets acquired and liabilities assumed as of the acquisition

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
date. See Note 8 for additional information regarding fair value measurements. Below is a reconciliation of assets acquired and liabilities assumed (in thousands):

	Initial			As of September 30, 2024
	Paloma Acquisition	Adjustments		Paloma Acquisition
Consideration transferred:
Cash consideration	$748,587	$(23,756)	(a)	$724,831
Capitalized transaction costs	1,695	1,295	(a)	2,990
Less: purchase price adjustment receivable	(15,160)	15,160	(a)	—
Total acquisition consideration	$735,122	$(7,301)		$727,821
Assets acquired:
Accounts receivable	$4,239	$—		$4,239
Inventories	166	—		166
Proved oil and natural gas properties	750,476	268	(a)	750,744
Total assets to be acquired	754,881	268		755,149
Liabilities assumed:
Revenue payable	18,295	7,569	(a)	25,864
Asset retirement obligations	1,464	—		1,464
Total liabilities assumed	19,759	7,569		27,328
Net assets acquired	$735,122	$(7,301)		$727,821
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Hinkle Oil and Gas, Inc.
On June 28, 2023, the Company executed a purchase and sale agreement with Hinkle Oil and Gas, Inc. for the sale of certain oil and gas properties in Oklahoma for $20.0 million, subject to certain customary adjustments. The transaction closed on August 11, 2023. This purchase was accounted for as an asset acquisition as substantially all of the fair value of acquired assets could be allocated to a single identified asset group of proved oil and natural gas properties.
Divestitures
On June 26, 2024, the Company executed a purchase and sale agreement to sell certain acreage not attributable to the Company’s proved developed reserves. The proceeds from the sale were approximately $38.0 million, and were applied as a credit against the full cost pool with no gain or loss recognized.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Property and Equipment
The Company’s property and equipment consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Oil and natural gas properties
Proved properties	$2,275,042	$2,097,540
Accumulated depreciation and depletion	(455,164)	(265,895)
Oil and natural gas properties, net	1,819,878	1,831,645
Other property and equipment
Gas gathering system	34,474	32,873
Gas processing plants	35,790	34,888
Water disposal assets	28,641	26,088
Other assets	15,257	11,453
Total other property and equipment	114,162	105,302
Accumulated depreciation, depletion and amortization	(21,767)	(15,642)
Total other property and equipment, net	$92,395	$89,660
5. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Operating expenses	$13,075	$15,686
Capital expenditures	12,581	15,042
Payroll costs	4,755	5,989
Severance and other tax	11,072	3,438
Midstream shipper payable	1,061	1,247
General, administrative, and other	7,274	3,127
Total accrued liabilities	$49,818	$44,529
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
Loans advanced to the Company under the Term Loan Credit Agreement are secured by a first-priority security interest on substantially all of our assets. The Term Loan Credit Agreement has (i) an aggregate principal amount of $825.0 million, (ii) a maturity date of December 31, 2026 and (iii) an interest rate equal to the three-month SOFR plus 6.50% plus a credit spread adjustment equal to 0.15%, provided that the three-month SOFR will not be less than 3.00%. The Term Loan Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type. Mandatory repayments of principal of $20.6 million, $82.5 million, and $680.6 million are due in the years 2024, 2025, and 2026, respectively. As of September 30, 2024 and December 31, 2023, there were $783.8 million and $825.0 million of outstanding borrowings under the Term Loan Credit Agreement, respectively, and the Company was compliant with all debt covenants. The effective interest rate as of September 30, 2024 and December 31, 2023 was 13.0% and 13.1%, respectively.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Loans advanced to the Company under the Revolving Credit Agreement are secured by a super-priority security interest on substantially all of our assets. The Revolving Credit Agreement has (i) a maximum available principal amount of $75.0 million, with maximum commitments currently equal to $75.0 million, (ii) a maturity date of December 28, 2026 and (iii) an interest rate equal to the one, three, or six month SOFR, at the Company’s election, plus a credit spread adjustment equal to 0.10%, 0.15%, or 0.25%, respectively, in each case, plus 3.00%, provided that the applicable tenor SOFR will not be less than 3.50%. The Revolving Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type. The Company is also required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Revolving Credit Agreement. The Company used borrowings from the Term Loan Credit Agreement, together with cash on hand, to repay the November 2023 Credit Facility. As of September 30, 2024 and December 31, 2023, the Revolving Credit Agreement was undrawn, and there were $5.0 million in outstanding letters of credit, which reduce the amount available to borrow under the Revolving Credit Agreement.

On August 26, 2024, the Company entered into the first amendment (the “Term Loan First Amendment”) to the Term Loan Credit Agreement, which provided for an increase to aggregate commitments of $75.0 million. The Term Loan First Amendment has since terminated in accordance with its terms with no increase in commitments realized.

On August 26, 2024, the Company also entered into the first amendment to the Revolving Credit Agreement in order to permit the increase to commitments under the Term Loan First Amendment. Such amendment to the Revolving Credit Agreement remains in effect as of the date hereof though no such increase to commitments was realized.
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
The following table summarizes the open financial derivative positions as of September 30, 2024, related to oil production:

Period	Volume (Mbbl)	Weighted Average Fixed Price
Remaining 2024	729	$73.00
2025	2,123	$71.53
Through June 2026	735	$69.75

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the open financial derivative positions as of September 30, 2024, related to natural gas production:

Period	Volume (Bbtu)	Weighted Average Fixed Price
Remaining 2024	10,868	$3.68
2025	34,353	$3.65
Through June 2026	12,867	$3.48
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

	September 30, 2024	December 31, 2023
Derivative contracts – current, gross	$30,282	$24,802
Netting arrangements	—	—
Derivative contracts – current, net	$30,282	$24,802

Derivative contracts – long-term, gross	$7,195	$15,112
Netting arrangements	(118)	—
Derivative contracts – long-term, net	$7,077	$15,112
The following table presents the gross amounts of recognized derivative liabilities, the amounts that are subject to offsetting under master netting arrangements and the net recorded fair values as recognized on the balance sheet (in thousands):

	September 30, 2024	December 31, 2023
Derivative contracts – current, gross	$(2,111)	$—
Netting arrangements	—	—
Derivative contracts – current, net	$(2,111)	$—

Derivative contracts – long-term, gross	$(1,433)	$—
Netting arrangements	118	—
Derivative contracts – long-term, net	$(1,315)	$—

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Gains and Losses.    The following table presents the settlement and mark-to-market (“MTM”) gains and losses presented as a loss or gain on derivatives in the statement of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Settlements of oil derivatives	$(1,921)	$(4,080)	$(7,134)	$(9,643)
Settlements of natural gas derivatives	8,487	858	12,896	13,951
MTM gains (losses) on oil derivatives, net	30,814	(1,678)	(578)	7,792
MTM (losses) on natural gas derivatives, net	(3,696)	—	(5,403)	(1,258)
Total gains (losses) on oil and natural gas derivatives	$33,684	$(4,900)	$(219)	$10,842
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2024
Assets:
Commodity derivative instruments	$—	$37,359	$—	$37,359
Liabilities:
Commodity derivative instruments	$—	$(3,426)	$—	$(3,426)
As of December 31, 2023
Assets:
Commodity derivative instruments	$—	$39,914	$—	$39,914
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
Post-Offering Grants
On October 27, 2023, the Company adopted a new long-term incentive plan (the “Long-Term Incentive Plan”) for employees, consultants and directors in connection with the Offering and issued phantom units (“Time-Based Phantom Units”) to certain employees of Mach Resources LLC (“Mach Resources”) and directors of the Company as compensation for services to be rendered to the Company. Following the Offering, the Company has issued additional Time-Based

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Phantom Units to certain new hires of Mach Resources. The Time-Based Phantom Unit awards for all employees of Mach Resources vest ratably on the first three anniversaries of the date of the grant, subject to the employee’s continued employment. Within 60 days of the vesting of a Time-Based Phantom Unit, the employee will receive a common unit of the Company. Each Time-Based Phantom Unit was granted with a corresponding distribution equivalent right (“DER”), which entitles the employee to receive a payment equal to the total distributions paid by the Company in respect of a common unit of the Company during the time the applicable phantom unit is outstanding. Payment of a DER occurs when its corresponding phantom unit vests, and in the event such phantom unit is forfeited, the corresponding DER is also forfeited.

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	709,545	$18.80	—	$—
Granted	6,412	17.59	—	—
Vested	—	—	—	—
Forfeited	(6,951)	18.80	—	—
Unvested at March 31, 2024	709,006	$18.79	—	$—
Granted	9,260	19.30	46,348	26.80
Vested	(68,755)	18.80	—	—
Forfeited	(2,074)	18.80	—	—
Unvested at June 30, 2024	647,437	$18.80	46,348	$26.80
Granted	9,231	19.74	—	—
Vested	—	—	—	—
Forfeited	(7,199)	18.91	—	$—
Unvested at September 30, 2024	649,469	$18.81	46,348	$26.80
Total non-cash compensation cost related to the Time-Based Phantom Units was $1.1 million and $4.4 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, there was $8.2 million of unrecognized compensation cost related to Time-Based Phantom Units that is expected to be recognized over a weighted average period of approximately 2.1 years.
The Company has awarded performance based phantom units (“Performance Phantom Units”) to certain of its executive officers under the Long-Term Incentive Plan. The number of shares of common units issued pursuant to each Performance Phantom Unit award agreement will be from 0% to 200% of the target number of Performance Phantom Units thereunder based on a combination of the Company's (i) total shareholder return (“TSR”), (ii) relative total shareholder return (“RTSR”) compared to the TSR of the companies in the Company’s designated peer group, and (iii) total recordable incident rate (“TRIR”), in each case, for the applicable performance period. The Performance Phantom Unit awards are broken into two categories: long-term performance units, which have a performance period of January 1, 2024 to December 31, 2026, and short-term performance units, which are broken into three separate one-year tranches with performance periods from January 1 to December 31 for the years 2024, 2025 and 2026. Performance Phantom Units vest based on the achievement of the applicable performance metrics at the end of the applicable performance period, subject generally to the applicable executive officer’s continued employment through such performance period. Within 60 days of the vesting of a Performance Phantom Unit, the executive officer will receive a common unit of the Company. Each Performance Phantom Unit was granted with a corresponding DER. The grant date fair values of the Performance Phantom Units were determined using the Monte Carlo simulation method and are being recorded ratably from the grant date to the end of the applicable performance period.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of Performance Phantom Units granted during the nine months ended September 30, 2024:

Grant date	May 3, 2024
Period for volatility, correlations, and risk-free rate	2.66 years
Risk-free interest rate	4.61%
Implied equity volatility	57.25%
Unit price on date of grant	$20.44
Total non-cash compensation cost related to the Performance Phantom Units was $0.2 million and $0.3 million for the three and nine months ended September 30, 2024. As of September 30, 2024, there was $0.9 million of unrecognized compensation cost related to Performance Phantom Units that is expected to be recognized over a weighted average period of approximately 1.9 years.
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
On March 25, 2021, all 20,000 authorized incentive units were granted. Total non-cash compensation cost related to the incentive units was $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively.
A summary of the Predecessor’s incentive unit awards as of September 30, 2023 is as follows:

	Class B Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	6,668	$2,378.80
Vested	(3,667)	2,378.80
Unvested at March 31, 2023	3,001	$2,378.80
Vested	—	—
Unvested at June 30, 2023	3,001	$2,378.80
Vested	—	—
Unvested at September 30, 2023	3,001	$2,378.80

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Commitments and Contingencies
Legal Matters.    In the ordinary course of business, the Company may at times be subject to claims and legal actions including, but not limited to, title disputes, royalty disputes, contract claims, personal injury claims and employment claims. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Nevertheless, actual outcomes may differ significantly from the Company’s assessment. As of September 30, 2024, the Company has accrued approximately $5.4 million in accrued liabilities pertaining to these matters. Management does not expect that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.
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
NGL Sales and Gas Transportation Commitments.    The Company is party to a NGL sales contract, which includes certain NGL volume commitments in the event the Company elects not to reduce its committed quantity, at its option. To the extent the Company does not deliver NGL volumes in sufficient quantities to meet the commitment and does not elect to reduce its committed quantity, it would be required to pay a deficiency fee. The Company is currently delivering at least the minimum volumes. Additionally, the Company has natural gas firm transportation agreements terminating in 2024. For the nine months ended September 30, 2024 and 2023, the Company incurred approximately $2.7 million and $0.3 million, respectively, of transportation charges under these agreements. For the three months ended September 30, 2024 and 2023, the Company incurred approximately $0.6 million and $0.1 million, respectively, of transportation charges under these agreements. Total remaining obligations under these contracts were approximately $1.4 million as of September 30, 2024.
Contributions to 401(k) Plan.    The Company sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum pre-tax threshold through salary deferrals. The plan provides a company match on 100% of salary deferrals that do not exceed 10% of compensation. The Company contributed $2.9 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively. The Company contributed $0.9 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future amounts due under operating lease liabilities as of September 30, 2024, were as follows (in thousands):

Remaining 2024	$2,229
2025	5,565
2026	2,413
2027	1,433
2028	273
Total lease payments	$11,913
Less: imputed interest	(772)
Total	$11,141
The following table summarizes our total lease costs before amounts are recovered from our joint interest partners, where applicable, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$2,517	$3,429	$9,454	$10,047
Short-term lease cost	7,495	2,600	19,357	7,744
Total lease cost	$10,012	$6,029	$28,811	$17,791
The weighted-average remaining lease term as of September 30, 2024 was 2.12 years. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2024 was 5.9%.

	Nine Months Ended September 30,
	2024	2023
Operating cash outflows from operating leases	$9,462	$9,971
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
On September 9, 2024, the Company completed a public offering of 7,272,728 common units at a price of $16.50 per common unit. On September 24, 2024, the underwriters of the public offering partially exercised their option to purchase an additional 1,018,465 common units at a price to the public of $16.50 per common unit, less underwriting discounts and commissions. The sale of the Company’s common units resulted in gross proceeds of $136.8 million and net proceeds of

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$129.0 million, after deducting underwriting fees and offering expenses. Proceeds from the offering were used to fund acquisitions, including the Western Kansas Acquisition and the Ardmore Basin Acquisition (as defined below).
As of September 30, 2024 and December 31, 2023, the Company had 103,330,882 and 95,000,000 common units outstanding, respectively.
Cash distributions to the Company’s unitholders were $85.5 million and $247.2 million for the three and nine months ended September 30, 2024, respectively.
Members’ Equity
Members’ equity of the Predecessor initially consisted of a single class of common interests, that were all owned by BCE-Mach Intermediate Holdings III LLC. On March 25, 2021, per the Predecessor’s amended and restated LLC agreement and the Class A-2 Issuance Agreement, the Predecessor issued 150,000 Class A-1 Units to its initial member, and 1,349 Class A-2 Units to an employee of Mach Resources for services performed for the Predecessor. Additional Class A-2 Units were granted to the employee on a quarterly basis throughout 2021 for a total of 3,504 Class A-2 Units granted, which have substantially all the same rights as the initial member. As part of a long-term incentive plan for certain employees, 20,000 Class B Units were issued and outstanding as of September 30, 2023. The Class B Units represented a non-voting interest in the Company that allowed the holder to participate in distributions once the Predecessor’s Class A units met a certain requisite financial internal rate of return in accordance with the Predecessor’s LLC agreement. See Note 9 for additional information on equity grants by the Predecessor. All of the equity interests in the Predecessor were exchanged for common units of the Company as part of the Corporate Reorganization.
Cash distributions to the Predecessor’s members were $26.9 million and $101.4 million for the three and nine months ended September 30, 2023, respectively. Contributions from the Company’s predecessor members were $20.0 million for the three and nine months ended September 30, 2023, respectively.
13. Earnings Per Common Unit
The Company has a single class of common units. The Company has potentially dilutive securities as of September 30, 2024, which consist of phantom units issued under the Company’s long-term incentive plan. The treasury stock method is used to determine the dilutive impact for the Company’s phantom units. There were 0.2 million phantom units and 0.1 million phantom units that were considered dilutive for the three and nine month periods ended September 30, 2024. Additionally, there were 9.4 thousand phantom units and 8.1 thousand phantom units that were considered antidilutive for the three and nine month periods ended September 30, 2024 and thus excluded from the calculation of diluted earnings per common unit below.
The following represents the computation of basic and diluted earnings per common unit for the three and nine months ended September 30, 2024 (in thousands, except per unit data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Net income - basic and diluted	$67,444	$148,662
Weighted-average common units outstanding - basic	96,856	95,626
Effect of dilutive securities	177	136
Weighted-average common units outstanding - diluted	97,033	95,762
Earnings per common unit - basic	$0.70	$1.55
Earnings per common unit - diluted	$0.70	$1.55
14. Related Party Transactions
Management Services Agreement.    Upon formation of the Predecessor, the Predecessor entered into a management services agreement (the “Predecessor MSA”) with Mach Resources. On October 27, 2023, in connection with the closing of the Offering, the Company entered into a new management services agreement (the “MSA,” and together with the Predecessor MSA, the “MSAs”) with Mach Resources and terminated the Predecessor MSA. Under the MSAs, Mach

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Resources manages and performs all aspects of oil and gas operations and other general and administrative functions for the Company and (i) will pay Mach Resources an annual management fee of approximately $7.4 million and (ii) reimburse Mach Resources for the costs and expenses of the Services provided. On a monthly basis, the Company distributes funding to Mach Resources for performance under the MSAs. During the nine months ended September 30, 2024 and September 30, 2023, the Company paid Mach Resources $86.4 million (inclusive of $5.6 million in management fees presented as general and administrative expense - related party in the statement of operations) and $35.0 million (inclusive of $3.2 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. During the three months ended September 30, 2024 and September 30, 2023, the Company paid Mach Resources $29.4 million (inclusive of $1.9 million in management fees presented as general and administrative expense - related party in the statement of operations) and $13.9 million (inclusive of $1.1 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. As of September 30, 2024 and December 31, 2023, the Company owed $1.8 million and $2.9 million, respectively, to Mach Resources, presented as accounts payable - related party.
15. Subsequent Events
On August 26, 2024, the Company entered into a Consent Agreement with the purchaser under a Purchase and Sale Agreement to acquire oil and gas properties in the Ardmore Basin of Oklahoma for consideration of approximately $98.0 million in cash, subject to customary purchase price adjustments (the “Ardmore Basin Acquisition”). As of September 30, 2024, the Company had paid a deposit of $9.8 million which is included in other assets on the Company’s balance sheet. The transaction closed on October 1, 2024. The purchase is expected to be accounted for as an asset acquisition, based on a preliminary review of the assets acquired.
The Company has evaluated subsequent events through the date of issuance of these financial statements to ensure that any subsequent events that met the criteria for recognition and disclosure in this Quarterly Report have been properly included.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report and also with “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations for the three and nine months ended September 30, 2024 and September 30, 2023.
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
Market Outlook
Our financial results depend on many factors, particularly commodity prices and our ability to find, develop and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand. The oil and natural gas industry is cyclical and commodity prices are highly volatile and we expect continued and increased pricing volatility in the crude oil and natural gas markets. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. Between January 1, 2023 and September 30, 2024, NYMEX WTI prices for crude oil ranged from $65.75 to $93.68 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $1.58 to $4.17 per MMBtu. The war in Ukraine, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2024.
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
Acquisitions
We completed acquisitions on December 28, 2023 and September 25, 2024 for approximately $815 million and $38 million, respectively, subject to customary post-closing adjustments. These acquisitions are reflected in our results of operations as of and after the date of completion of such acquisitions. As a result, periods prior to such acquisitions will not contain the results of such acquired assets which will affect the comparability of our results of operations for certain historical periods.
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

Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	Amount	Percent
Revenues:
Oil	$126,347	$113,112	$13,235	12%
Natural gas	41,532	36,489	5,043	14%
Natural gas liquids	41,286	17,105	24,181	141%
Total oil, natural gas, and NGL sales	209,165	166,706	42,459	25%
Gain (loss) on oil and natural gas derivatives, net	33,684	(4,900)	38,584	787%
Midstream revenue	5,889	6,683	(794)	(12%)
Product sales	6,798	6,900	(102)	(1%)
Total revenues	$255,536	$175,389	$80,147	46%
Average Sales Price:
Oil ($/Bbl)	$74.55	$81.31	$(6.76)	(8%)
Natural gas ($/Mcf)	$1.73	$2.51	$(0.78)	(31%)
NGL ($/Bbl)	$22.61	$23.37	$(0.76)	(3%)
Total ($/Boe) – before effects of realized derivatives	$27.79	$36.69	$(8.90)	(24%)
Total ($/Boe) – after effects of realized derivatives	$26.92	$35.98	$(9.06)	(25%)
Net Production Volumes:
Oil (MBbl)	1,695	1,391	304	22%
Natural gas (MMcf)	24,028	14,527	9,501	65%
NGL (MBbl)	1,826	732	1,094	149%
Total (MBoe)	7,526	4,544	2,982	66%
Average daily total volumes (MBoe/d)	81.80	49.39	32.41	66%

Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales increased $42.5 million, or 25%, for the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023. This increase was primarily related to production increases as a result of acquisitions and the Corporate Reorganization in 2023 and slightly offset with decreases to the average selling price of oil, natural gas and NGLs.
Production

Production increased 2,982 MBoe, or 66%, for the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023. The increase was primarily a result of acquisitions and the Corporate Reorganization which added approximately 3,948 MBoe, offset by natural declines on existing wells.
Oil and Natural Gas Derivatives
For the three-month period ended September 30, 2024, we had realized gains on derivative instruments of $6.6 million and unrealized gains of $27.1 million for total gains of $33.7 million. For the three-month period ended September 30, 2023, we had realized losses on derivative instruments of $3.2 million and unrealized losses of $1.7 million for total losses of $4.9 million. The increase in realized gains is primarily from an increase in realized gains of $7.6 million associated with our gas derivatives and a decrease in realized losses from our oil derivatives of $2.2 million in the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023.
Midstream Revenue

Midstream revenue decreased $0.8 million, or 12%, for the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023, primarily due to lower non-operated volumes running through our midstream facilities and lower gathering revenue for the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023.
Product Sales
Product sales decreased $0.1 million, or 1%, for the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023, primarily due to lower non-operated volumes running through our midstream facilities. These decreases corresponded with the decrease in our cost of product sales noted below.
Operating expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended September 30,		Change
($ in thousands)	2024	2023	Amount	Percent
Operating Expenses:
Gathering and processing expense	$23,587	$7,962	$15,625	196%
Lease operating expense	44,029	28,879	$15,150	52%
Production taxes	9,784	7,660	$2,124	28%
Midstream operating expense	2,607	2,725	$(118)	(4%)
Cost of product sales	5,833	6,024	$(191)	(3%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	63,262	31,277	$31,985	102%
Depreciation and amortization expense – other	2,315	1,758	$557	32%
General and administrative	9,385	5,360	$4,025	75%
Total operating expenses	$160,802	$91,645	$69,157	75%
Operating Expenses ($/Boe):
Gathering and processing expense	$3.13	$1.75	$1.38	79%
Lease operating expense	$5.85	$6.36	$(0.51)	(8%)
Production taxes (% of oil, natural gas and NGL sales)	4.7%	4.6%	0.1%	2%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$8.41	$6.88	$1.53	22%
Depreciation and amortization expense – other	$0.31	$0.39	$(0.08)	(21%)
General and administrative	$1.25	$1.18	$0.07	6%
Gathering and processing expense

Gathering and processing expense increased $15.6 million, or 196%, and $1.38 per Boe, or 79%, for the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023, primarily as a result of the Corporate Reorganization in 2023, as BCE-Mach has higher gathering and processing costs per BOE than the predecessor.

Lease operating expense

Lease operating expense increased $15.2 million, or 52%, for the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023, as a result of acquisitions and the Corporate Reorganization in 2023. Lease operating expenses per Boe decreased by $0.51 primarily a result of the lower cost profiles of acquired properties from 2023, and the increase in production from acquired properties.
Production taxes

Production taxes increased $2.1 million, or 28%, for the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023. This increase was primarily a result of increased production and revenue from acquisitions and the Corporate Reorganization in 2023.
Midstream operating expense

Midstream operating expense decreased $0.1 million, or 4%, for the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023.
Cost of product sales

Cost of product sales decreased $0.2 million, or 3%, for the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023. These decreases were consistent with the decrease in product sales noted above.
Depreciation, depletion, amortization and accretion expense - oil and natural gas

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties increased by $32.0 million, or 102%, for the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023. The increase is primarily a result of acquisitions and the Corporate Reorganization in 2023 that increased the amortization base.
General and administrative costs

General and administrative costs increased $4.0 million, or 75%, for the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023. The increase in general and administrative costs was primarily a result of acquisitions and the Corporate Reorganization.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	Amount	Percent
Revenues:
Oil	$421,757	$321,427	$100,330	31%
Natural gas	138,050	106,069	31,981	30%
Natural gas liquids	136,137	51,823	84,314	163%
Total oil, natural gas, and NGL sales	695,944	479,319	216,625	45%
Gain (loss) on oil and natural gas derivatives, net	(219)	10,842	(11,061)	(102%)
Midstream revenue	18,549	20,001	(1,452)	(7%)
Product sales	20,411	24,321	(3,910)	(16%)
Total revenues	$734,685	$534,483	$200,202	37%
Average Sales Price:
Oil ($/Bbl)	$77.09	$77.42	$(0.33)	NM(1)
Natural gas ($/Mcf)	$1.81	$2.54	$(0.73)	(29%)
NGL ($/Bbl)	$24.43	$24.62	$(0.19)	(1%)
Total ($/Boe) – before effects of realized derivatives	$29.30	$36.30	$(7.00)	(19%)
Total ($/Boe) – after effects of realized derivatives	$29.54	$36.63	$(7.09)	(19%)
Net Production Volumes:
Oil (MBbl)	5,471	4,151	1,320	32%
Natural gas (MMcf)	76,260	41,685	34,575	83%
NGL (MBbl)	5,573	2,105	3,468	165%
Total (MBoe)	23,754	13,204	10,550	80%
Average daily total volumes (MBoe/d)	86.69	48.37	38.32	79%
(1)Not Meaningful
Revenue and Other Operating Income
Oil, natural gas and NGL sales
Revenues from oil, natural gas and NGL sales increased $216.6 million, or 45%, for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. This increase was primarily related to production increases as a result of acquisitions and the Corporate Reorganization in 2023, slightly offset with decreases in the average selling price of oil, natural gas and NGLs.
Production

Production increased 10,550 MBoe, or 80%, for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. The increase was primarily a result of acquisitions and the Corporate Reorganization which added approximately 12,562 MBoe, offset by natural declines on existing wells.
Oil and Natural Gas Derivatives
For the nine-month period ended September 30, 2024, we had realized gains on derivative instruments of $5.8 million and unrealized losses of $6.0 million for total losses of $0.2 million. For the nine-month period ended September 30, 2023, we had realized gains on derivative instruments of $4.3 million and unrealized gains of $6.5 million for total gains of $10.8 million. The increase in net realized gains is primarily from a decrease in realized losses of $2.5 million associated with our oil derivatives in the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. The change in unrealized gains (losses) for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023, is primarily due to new derivatives added in conjunction with the closing of acquisitions subsequent to September 30, 2023.
Midstream Revenue

Midstream revenue decreased $1.5 million, or 7%, for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023, primarily due to lower non-operated volumes running through our midstream facilities for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023.
Product Sales
Product sales decreased $3.9 million, or 16%, for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. This decrease was primarily a result of decreases in non-operated production resulting in lower overall product sales and the decrease in the average selling price of natural gas and NGLs. These decreases corresponded with the decrease in our cost of product sales noted below.
Operating expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	Amount	Percent
Operating Expenses:
Gathering and processing expense	$79,360	$25,472	$53,888	212%
Lease operating expense	131,286	89,494	$41,792	47%
Production taxes	33,838	23,186	$10,652	46%
Midstream operating expense	7,782	8,263	$(481)	(6%)
Cost of product sales	17,719	21,599	$(3,880)	(18%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	194,453	89,372	$105,081	118%
Depreciation and amortization expense – other	6,655	4,551	$2,104	46%
General and administrative	31,131	15,265	$15,866	104%
Total operating expenses	$502,224	$277,202	$225,022	81%
Operating Expenses ($/Boe):
Gathering and processing expense	$3.34	$1.93	$1.41	73%
Lease operating expense	$5.53	$6.78	$(1.25)	(18%)
Production taxes (% of oil, natural gas and NGL sales)	4.9%	4.8%	0.1%	2%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$8.19	$6.77	$1.42	21%
Depreciation and amortization expense – other	$0.28	$0.34	$(0.06)	(18%)
General and administrative	$1.31	$1.16	$0.15	13%
Gathering and processing expense

Gathering and processing expense increased $53.9 million, or 212%, and $1.41 per Boe, or 73%, for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023, primarily as a result of the Corporate Reorganization in 2023, as BCE-Mach has higher gathering and processing costs per Boe than the predecessor.

Lease operating expense

Lease operating expense increased $41.8 million, or 47%, for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023, as a result of acquisitions and the Corporate Reorganization in 2023. Lease operating expenses per Boe decreased by $1.25, primarily a result of the lower cost profiles of acquired properties from 2023, and the increase in production from acquired properties.
Production taxes

Production taxes increased $10.7 million, or 46%, for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. This increase was primarily a result of increased production and revenue from acquisitions and the Corporate Reorganization in 2023.
Midstream operating expense

Midstream operating expense decreased $0.5 million, or 6%, for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023, which is in line with the decrease in associated midstream revenue.
Cost of product sales

Cost of product sales decreased $3.9 million, or 18%, for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. This decrease was primarily a result of decreases in non-operated production resulting in lower overall cost of product sales and the decrease in the average selling price of natural gas and NGLs. These decreases were consistent with the decrease in product sales noted above.
Depreciation, depletion, amortization and accretion expense - oil and natural gas

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties increased by $105.1 million, or 118%, for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. The increase is primarily a result of acquisitions and the Corporate Reorganization in 2023 that increased the amortization base.
General and administrative costs

General and administrative costs increased $15.9 million, or 104%, for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. The increase in general and administrative costs was primarily a result of acquisitions and the Corporate Reorganization.

Liquidity and Capital Resources
Our primary sources of liquidity and capital are cash flows generated by operating activities, borrowings under the Credit Agreements, and proceeds from the issuance of equity and debt. Outstanding borrowings under our Credit Agreements were $783.8 million at September 30, 2024, and the remaining availability under our Credit Agreements was $70.0 million at September 30, 2024.
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
Historically, our business plan has focused on acquiring and then exploiting the development and production of our assets. We spent approximately $178.9 million during the nine-month period ended September 30, 2024 on development costs and our budget for 2024 is between $215.0 million and $240.0 million. For purposes of calculating our cash available for distribution, we define development costs as all of our capital expenditures, other than acquisitions. Our development efforts and capital for 2024 is anticipated to focus on drilling Oswego and Woodford wells.
During the nine-month period ended September 30, 2024, we spent approximately $143.6 million on drilling and completion activities and related equipment and spud 40.1 net wells while bringing online 43.3 net wells, $26.1 million on remedial workovers and other capital projects, and $9.2 million on midstream and other property and equipment capital projects.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$371,631	$381,967
Net cash used in investing activities	$(179,275)	$(277,893)
Net cash used in financing activities	$(160,615)	$(74,754)
Net cash provided by operating activities
Net cash provided by operating activities decreased $10.3 million for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. The decrease in net cash provided by operating activities is primarily a result of decreases in working capital of $34.9 million, offset with an increase in income from acquisitions and the Corporate Reorganization in 2023.
Net cash used in investing activities
Net cash used in investing activities decreased $98.6 million for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. The decrease in net cash used in investing activities is primarily a result of decreases in capital expenditures on oil and gas properties of $89.1 million due to decreased drilling and completion activities in the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. Additionally, the Company had an increase in cash used in acquisitions of $26.6 million for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. Additionally, the Company had an increase of $35.7 million in proceeds from the sale of oil and gas properties for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023, primarily from the sale of non-producing acreage.
Net cash used in financing activities
Net cash used in financing activities increased $85.9 million for the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. The increase in net cash used in financing activities is primarily due to a $145.8 million increase in distributions paid and a $41.3 million increase in repayments of borrowings in the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. These increases in cash used in financing activities were partially offset by an increase in cash provided related to the Company’s public offering that was completed in September 2024, which provided cash of $129.8 million after underwriters commissions and offering costs.
Debt Agreements
Term Loan Credit Agreement and Revolving Credit Agreement
On December 28, 2023, the Company entered into (i) the Term Loan Credit Agreement with the lenders party thereto, Texas Capital Bank, as agent, and Chambers Energy Management, LP, as the arranger, and (ii) the Revolving Credit Agreement with the lenders party thereto and MidFirst Bank as the agent.
Loans advanced to the Company under the Term Loan Credit Agreement are secured by a first-priority security interest on substantially all of our assets. The Term Loan Credit Agreement has (i) an aggregate principal amount of $825.0 million, (ii) a maturity date of December 31, 2026 and (iii) an interest rate equal to the three-month SOFR plus 6.50% plus a credit spread adjustment equal to 0.15%, provided that the three-month SOFR will not be less than 3.00%. As of September 30, 2024, mandatory repayments of principal of $20.6 million, $82.5 million, and $680.6 million are due in the year 2024, 2025, and 2026, respectively. The Term Loan Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type.
Loans advanced to the Company under the Revolving Credit Agreement are secured by a super-priority security interest on substantially all of our assets. The Revolving Credit Agreement has (i) a maximum available principal amount of $75.0 million, (ii) a maturity date of December 28, 2026 and (iii) an interest rate equal to one, three, or six month SOFR, at the Company’s election, plus a credit spread adjustment equal to 0.10%, 0.15% or 0.25%, respectively, in each case, plus 3.00%, provided that the applicable tenor SOFR will not be less than 3.50%. The Revolving Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type. The Company used borrowings from the Term Loan Credit Agreement, together with cash on hand, to repay the November 2023 Credit Facility. As of September 30, 2024, the Revolving Credit Agreement was undrawn, and there was $5.0 million in outstanding letters of credit.
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Contractual Obligations and Commitments
We are a party to firm transportation contracts for the transport of natural gas. We paid approximately $0.6 million and $2.7 million in firm transportation contracts for the three and nine month periods ended September 30, 2024, respectively, and expect to pay approximately $1.4 million in firm transportation contracts through 2025. For further information on firm transportation contracts, see Note 10 of our consolidated financial statements.
Operating lease obligations
Our operating lease obligations include long-term lease payments for office space, vehicles, equipment related to exploration, development and production activities. We paid approximately $9.5 million and $2.5 million in operating lease payments for the three and nine month periods ended September 30, 2024, respectively, and expect to pay approximately $11.9 million in operating lease payments through 2028. For further information on our operating lease obligations, see Note 11 of our consolidated financial statements.
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

Reconciliation of GAAP Financial Measures to Adjusted EBITDA and Cash Available for Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net Income Reconciliation to Adjusted EBITDA:
Net income	$67,444	$83,485	$148,662	$252,988
Interest expense, net	25,598	1,667	76,550	4,962
Depreciation, depletion, amortization and accretion	65,577	33,035	201,108	93,923
Unrealized (gain) loss on derivative instruments	(27,118)	1,678	5,981	(6,534)
Equity-based compensation expense	1,267	647	4,749	1,941
Credit losses	1,243	—	1,890	—
Gain on sale of assets	(40)	—	(349)	(1)
Adjusted EBITDA	$133,971	$120,512	$438,591	$347,279
Net Income Reconciliation to Cash Available for Distribution:
Net income	$67,444	$83,485	$148,662	$252,988
Interest expense, net	25,598	1,667	76,550	4,962
Depreciation, depletion, amortization and accretion	65,577	33,035	201,108	93,923
Unrealized (gain) loss on derivative instruments	(27,118)	1,678	5,981	(6,534)
Equity-based compensation expense	1,267	647	4,749	1,941
Credit losses	1,243	—	1,890	—
Gain on sale of assets	(40)	—	(349)	(1)
Settlement of asset retirement obligations	(258)	(366)	(676)	(445)
Cash interest expense, net	(23,571)	(1,636)	(71,029)	(4,730)
Development costs	(52,922)	(66,052)	(178,909)	(258,944)
Change in accrued realized derivative settlements	(5,663)	1,183	(1,475)	899
Cash available for distribution	$51,557	$53,641	$186,502	$84,059
Net Cash Provided by Operating Activities Reconciliation to Cash Available for Distribution:
Net cash provided by operating activities	110,847	106,822	$371,631	$381,967
Changes in operating assets and liabilities	(6,368)	12,871	(6,220)	(38,964)
Development costs	(52,922)	(66,052)	(178,909)	(258,944)
Cash available for distribution	$51,557	$53,641	$186,502	$84,059
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2023. No modifications have been made during the nine months ended September 30, 2024.
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
Our hedging activities are intended to support oil and natural gas prices at targeted levels and manage our exposure to natural gas price volatility. Under swap contracts, the counterparty is required to make a payment to us for the difference between the swap price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the swap price. We are required to make a payment to the counterparty for the difference between the swap price and the settlement price if the swap price is below the settlement price. See Note 7 of our consolidated financial statements for further information on our open derivative positions and valuation as of September 30, 2024.
Counterparty and Customer Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of a contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of September 30, 2024, we had derivative instruments in place with three different counterparties. We believe our counterparties currently represent acceptable credit risks. We are not required to provide credit support or collateral to our counterparties under current contracts, nor are they required to provide credit support or collateral to us.
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
Interest Rate Risk
Variable rate debt
At September 30, 2024, we had $783.8 million of debt outstanding under the Term Loan Credit Agreement. Borrowings outstanding under the Term Loan Credit Agreement bore an effective interest rate of 13.0% as of September 30, 2024.

Assuming no change in the amount outstanding, the impact on interest expense of a 1% (or 100 basis points) increase or decrease in the assumed weighted average interest rate on our variable interest debt would be approximately $8.0 million per year based on our borrowings outstanding at September 30, 2024.
Interest rate derivative activities
As of September 30, 2024, we did not have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness, but we may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on such evaluation, such officers have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company is not aware of any environmental claims existing as of September 30, 2024. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the nine months ended September 30, 2024, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Mach Natural Resources LP, effective as of May 26, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-274662) filed with the SEC on September 22, 2023)

3.2
Amended and Restated Agreement of Limited Partnership of Mach Natural Resources LP, dated as of October 27, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2023)

3.3
Amended and Restated Limited Liability Company Agreement of Mach Natural Resources GP, LLC, dated as of October 27, 2023 (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 7, 2023)

3.4
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Mach Natural Resources LP, dated as of June 13, 2024 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2024)

10.1
Form of Mach Natural Resources LP 2023 Long-Term Incentive Plan Performance Unit Agreement (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)

10.2†
First Amendment to Term Loan Credit Agreement, dated August 26, 2024, among Mach Natural Resources LP, the guarantors party thereto, the lenders party thereto, Texas Capital Bank, as the administrative agent, and Chambers Energy Management, LP, as the loan commitment arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

10.3
First Amendment to Revolving Credit Agreement, dated August 26, 2024, among Mach Natural Resources LP, the guarantors party thereto, the lenders party thereto and MidFirst Bank, as the administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2024)

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

Mach Natural Resources LP

	By:	Mach Natural Resources GP LLC, its general partner

Date: November 12, 2024	By:	/s/ Kevin R. White
	Name:	Kevin R. White
	Title:	Chief Financial Officer