Form 10-K
period 2024-12-31
MACH NATURAL RESOURCES LP
filed 2025-03-13
CIK 1980088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of common units held by non-affiliates of the registrant on June 28, 2024, based on the closing price of $19.02 for common units of the registrant as reported by the New York Stock Exchange, was approximately $241.7 million.
The registrant had 118,334,519 common units outstanding as of March 7, 2025.

i

GLOSSARY OF OIL AND GAS TERMS AND OTHER TERMS
The terms and abbreviations defined in this section are used throughout this Annual Report on Form 10-K (this “Annual Report”):
“Adjusted EBITDA.” Net income before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) equity-based compensation expense, (5) credit losses and (6) (gain) loss on sale of assets, net.
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
“BCE-Mach II.” BCE-Mach II LLC, a Delaware limited liability company.
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
“Developed reserves.” Developed reserves are reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the related equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
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
“Gross wells.” The total wells in which a working interest is owned.
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
“Net wells.” The percentage of gross wells an owner has. An owner who has 50% interest in 100 gross wells owns 50 net wells.
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil, natural gas and NGLs. We disclose important factors that could cause our actual results to differ materially from our expectations as described under “Risk Factors” included in Item 1A of Part I of this Annual Report. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statement include:
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
•regulatory changes, including potential shut-ins or production curtailments mandated by the Railroad Commission of Texas, the Oklahoma Corporation Commission and/or the Kansas Corporation Commission;
•competition in the oil and natural gas industry;
•loss of production and leasehold rights due to mechanical failure or depletion of wells and our inability to re-establish their production;
•our ability to service our indebtedness;
•any downgrades in our credit ratings that could negatively impact our cost of and ability to access capital;
•cost inflation;
•the potential for significant new tariffs and their impact on global oil, natural gas and NGL markets;
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
•Our business is subject to climate-related transition risks, including evolving climate change legislation, fuel conservation measures, technological advances and negative shift in market perception towards the oil and natural gas industry, which could result in increased operating expenses and capital costs, financial risks and reduction in demand for oil and natural gas.
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
•Our general partner may elect to convert or restructure us from a partnership to an entity taxable as a corporation for U.S. federal income tax purposes without unitholder consent.
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

Within our operating areas, our assets are prospective for multiple formations, most notably the Oswego, Woodford and Mississippian formations. Our experience in the Anadarko Basin and these formations allows us to generate significant cash available for distribution from these low declining assets in a variety of commodity price environments. We also own an extensive portfolio of complementary midstream assets that are integrated with our upstream operations. These assets include gathering systems, processing plants and water infrastructure. Our midstream assets enhance the value of our properties by allowing us to optimize pricing, increase flow assurance and eliminate third-party costs and inefficiencies. In addition, our owned midstream systems generate third-party revenue.
Corporate Reorganization
On October 25, 2023, the Company underwent a corporate reorganization (the “Corporate Reorganization”) whereby (a) the owners who directly held membership interests in the Mach Companies prior to the Offering (as defined below) (the “Existing Owners”) contributed 100% of their membership interests in each of the Mach Companies for a pro rata allocation of 100% of the limited partner interests in the Company with BCE-Mach III determined as the accounting acquirer of the net assets and operations of BCE-Mach and BCE-Mach II through a business combination, (b) the Company contributed 100% of its membership interests in the Mach Companies to Intermediate in exchange for 100% of the membership interests in Intermediate, and (c) Intermediate contributed 100% of its membership interests in the Mach Companies to Holdco in exchange for 100% of the membership interests in Holdco.

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
Initial Public Offering
On October 27, 2023, the Company completed the offering of 10,000,000 common units at a price of $19.00 per unit to the public (the “Offering”). The sale of Company’s common units resulted in gross proceeds of $190.0 million to the Company and net proceeds of $168.5 million, after deducting underwriting fees and offering expenses. The material terms of the Offering are described in the Company’s final prospectus, filed with the U.S. Securities and Exchange Commission (“SEC”) on October 26, 2023, pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”).
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

Properties
Our assets are located throughout Western Oklahoma, Southern Kansas and the panhandle of Texas and consist of approximately 5,000 gross operated PDP wells. Our average net daily production for the year ended December 31, 2024 was approximately 87 MBoe/d. Our wells are located almost exclusively in the Anadarko Basin, which has a more predictable production profile compared to less mature basins.
Additionally, we own a portfolio of midstream assets which support our leases, including ownership in four processing plants with combined processing capacity of 353 MMcf/d, along with 1,480 miles of gas gathering pipelines. Additionally, we own water infrastructure consisting of 880 miles of gathering pipeline and 88 disposal wells.
Development Plan and Capital Budget
Historically, our business plan has focused on acquiring and then exploiting the development and production of our assets. Funding sources for our acquisitions have included proceeds from borrowings under our revolving credit facilities, contributions from our equity partners and cash flow from operating activities. We spent approximately $239.4 million in 2024 on development costs and our budget for 2025 is between $260.0 million and $280.0 million. For purposes of calculating our cash available for distribution, we define development costs as all of our capital expenditures, other than acquisitions. Our development efforts and capital for 2025 is anticipated to focus on a mix of drilling Oswego, Woodford and Mississippian wells.
During the year ended December 31, 2024, we spent approximately $195.0 million on drilling and completion activities and related equipment and spud 50.1 net wells while bringing online 52.4 wells, $33.5 million on remedial workovers and other capital projects, $10.9 million on midstream and other property and equipment capital projects and $123.1 million on acquisitions.
Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our 2025 capital development programs from cash flow from operations.
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
Reserves Presentation
The following tables provide a summary of our estimated proved reserves and related PV-10 of proved reserves as of December 31, 2024 and 2023, using SEC pricing, based on evaluations prepared by Cawley, Gillespie & Associates Inc., our independent reserve engineer. See “— Preparation of reserve estimates” for the definitions of proved reserves and the technologies and economic data used in their estimation. Prices were adjusted for quality, energy content, transportation fees and market differentials, as applicable. The risk factors contained in this Annual Report including “Risk Factors — Risks Related to Our Business — Oil and natural gas and NGL prices are volatile. A sustained decline in prices could adversely affect our business, financial condition, cash available for distribution and results of operations, liquidity and our ability to meet our financial commitments or cause us to delay our planned capital expenditures” and “Risk Factors — Risks Related to Our Business — Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves,” included in Item 1A of Part I of this Annual Report contain more information regarding the uncertainty associated with price and reserve estimates.

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

	As of December 31,
Reserve Data based on SEC Pricing(1)	2024	2023
Proved Developed:
Oil (MBbl)	46,056	49,629
Natural gas (MMcf)	808,820	909,372
Natural gas liquids (MBbl)	66,772	69,193
Total equivalent (MBoe)	247,630	270,384
PV-10 (in millions)(2)	$1,635	$2,090
Proved Undeveloped:
Oil (MBbl)	21,379	25,944
Natural gas (MMcf)	263,182	197,102
Natural gas liquids (MBbl)	24,378	16,472
Total equivalent (MBoe)	89,620	75,266
PV-10 (in millions)(2)	$255	$487
Total Proved:
Oil (MBbl)	67,435	75,573
Natural gas (MMcf)	1,072,002	1,106,474
Natural gas liquids (MBbl)	91,150	85,665
Total equivalent (MBoe)	337,250	345,650
PV-10 (in millions)(2)	$1,890	$2,577
Standardized Measure (in millions)(2)	$1,890	$2,576
__________
(1) Our estimated net proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC regulations. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $75.48 per barrel for oil and $2.13 per MMbtu for natural gas at December 31, 2024 and $78.22 per barrel for oil and $2.64 per MMBtu for natural gas at December 31, 2023. These base prices were adjusted for differentials on a per-property basis, which may include local basis differentials, fuel costs and shrinkage.
(2) PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved oil and gas reserves, less future development and production costs, discounted at 10% per annum to reflect the timing of future cash flows. For more information on how we calculate PV-10 and a reconciliation of proved reserves PV-10 to its nearest GAAP measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Reconciliation of PV-10 to Standardized Measure” included in Item 7 of Part II of this Annual Report.

Preparation of Reserve Estimates
Our reserve estimates as of December 31, 2024 and 2023 included in this Annual Report are based on evaluations prepared by the independent petroleum engineering firm of Cawley, Gillespie & Associates Inc. in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum

Evaluation Engineers and definitions and guidelines established by the SEC. Our independent reserve engineers were selected for their historical experience and geographic expertise in engineering similar resources.
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
Proved Undeveloped Reserves (PUDs)
As of December 31, 2024, our proved undeveloped reserves were composed of 21,379 MBbls of oil, 263,182 MMcf of natural gas and 24,378 MBbls of NGLs for a total of 89,620 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following table summarizes our changes in PUDs, for the year ended December 31, 2024 (in MBoe):

Balance, December 31, 2023	75,266
Purchases of reserves	5,363
Revisions of previous estimates	28,654
Transfers to proved developed	(19,663)
Balance, December 31, 2024	89,620

Revisions of previous estimates of 28,654 MBoe during the year ended December 31, 2024 included the addition of 64 PUDs (25,385 MBoe) based on increasing our drilling activity within proven areas of development and lower commodity prices (-465 Mboe). Additionally, changes to reflect current market conditions on lease operating expenses and product price differentials totaled 3,734 MBoe.
We converted 19,663 MBoe of PUDs into proved developed reserves in 2024. Costs incurred relating to the development of all oil and natural gas reserves were $195.0 million during the year ended December 31, 2024.
We drilled 58 gross wells during 2024. We expect to drill or participate in the drilling of approximately 68 gross wells during 2025.
All of our PUD drilling locations are scheduled to be drilled within five years of December 31, 2024. We anticipate drilling and completing or participating in the drilling and completion of approximately 68 PUD locations during 2025, 94 during 2026, 86 during 2027, 33 during 2028 and 10 during 2029. These PUD locations relate to 89,620 MBoe of PUD reserves. Our development costs relating to the development of our PUDs at December 31, 2024 are projected to be approximately $207.5 million in 2025, $290.8 million in 2026, $238.4 million in 2027, $87.9 million in 2028 and $17.5 million in 2029 for a total of $842.1 million of future development costs. All of these PUD drilling locations are part of a development plan and a budget that is reviewed annually and adopted by management. We expect that the substantial cash flow generated by our existing wells, in addition to availability under the Revolving Credit Agreement, will be sufficient to fund our drilling program, maintenance capital expenditures and PUD conversion into proved developed reserves in accordance with our development schedule. Please see “Risk Factors — Risks Related to Our Business — Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.” included in Item 1A of Part I of this Annual Report.

Oil, Natural Gas and NGL Production Prices and Production Costs
Production and Price History
Our production is primarily concentrated in the Anadarko Basin. The following table sets forth information regarding our net production volumes and average realized prices for the periods indicated.

	Year Ended December 31,
	2024	2023	2022
Net Production Volumes:
Oil (MBbl)	7,382	5,445	4,801
Natural gas (MMcf)	101,147	59,378	47,561
NGLs (MBbl)	7,489	3,068	2,812
Total (MBoe)	31,729	18,409	15,539
Average daily production (MBoe/d)	86.69	50.44	42.57
Average Realized Prices (excluding effects of realized derivatives):
Oil (MBbl)	$75.27	$77.57	$93.43
Natural gas (MMcf)	$1.93	$2.52	$6.34
NGLs (MBbl)	$24.79	$24.52	$39.27
Average Realized Prices (including effects of realized derivatives):
Oil (MBbl)	$74.55	$76.51	$82.94
Natural gas (MMcf)	$2.15	$2.76	$5.49
NGLs (MBbl)	$24.79	$24.52	$39.27

Operating Data
The following table sets forth information regarding our revenues and operating expenses for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Revenues:
Oil	$555,692	$422,312	$448,567
Natural gas	195,472	149,795	301,423
Natural gas liquids	185,621	75,245	110,398
Total oil, natural gas, and NGL sales	936,785	647,352	860,388
(Loss) gain on oil and natural gas derivatives, net	(18,854)	57,272	(67,453)
Midstream revenue	24,341	26,328	44,373
Product sales	27,356	31,357	100,106
Total revenues	$969,628	$762,309	$937,414
Operating Costs and Expenses:
Gathering and processing expense	$106,152	$39,449	$47,484
Lease operating expense	180,513	127,602	95,941
Production taxes	45,674	31,882	47,825
Midstream operating expense	10,466	10,873	15,157
Cost of product sales	24,026	28,089	94,580
Depreciation, depletion, amortization and accretion expense – oil and natural gas	261,949	131,145	84,070
Depreciation and amortization expense – other	9,018	6,472	4,519
General and administrative	40,838	27,653	25,454
Total operating expenses	$678,636	$403,165	$415,030
Operating Costs and Expenses (per Boe):
Gathering and processing expense	$3.35	$2.14	$3.06
Lease operating expense	$5.69	$6.93	$6.17
Production taxes (% of oil, natural gas and NGL sales)	4.9%	4.9%	5.6%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$8.26	$7.12	$5.41
Depreciation and amortization expense – other	$0.28	$0.35	$0.29
General and administrative	$1.29	$1.50	$1.64
Developed and Undeveloped Acreage
The following table sets forth certain information regarding the total developed and undeveloped acreage in which we owned an interest as of December 31, 2024:

	Developed Acres	Undeveloped Acres	Total Acres
Gross	2,420,054	16,761	2,436,815
Net	1,127,829	11,916	1,139,745
Undeveloped Acreage Expirations
The following table sets forth the number of total net undeveloped acres as of December 31, 2024 that will expire in 2025, 2026, 2027, 2028 and 2029 unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed. This undeveloped acreage includes approximately 520 acres that PUD locations have been assigned to.

	2025	2026	2027	2028	2029
Total	7,350	2,890	948	—	—
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

	Year Ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development Wells Operated:
Productive	58	50.9	91	81.0	88	76.0
Dry holes	—	—	—	—	—	—
Total	58	50.9	91	81.0	88	76.0
Development Wells Non-Operated:
Productive	51	1.5	19	2.6	14	1.7
Dry holes	—	—	—	—	—	—
Total	51	1.5	19	2.6	14	1.7
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
Total	—	—	—	—	—	—
Total Wells:
Productive	109	52.4	110	83.6	102	77.7
Dry holes	—	—	—	—	—	—
Total	109	52.4	110	83.6	102	77.7
The following table sets forth information regarding our drilling activities as of December 31, 2024, including with respect to our operated wells we have begun drilling and those which are drilled and awaiting completion.

	As of December 31, 2024
	Gross	Net
Drilling	3	2.8
Drilled and Awaiting Completion	3	2.5
As of December 31, 2024, the Company was in process of drilling 3 gross wells (2.8 net) and had finished drilling and was completing or awaiting completion on 3 gross wells (2.5 net). As of December 31, 2024, the Company had no material ongoing non-operated drilling and completion activities.
As of December 31, 2024, we were not a party to any long-term drilling rig contracts.

Productive Wells
As of December 31, 2024, we owned interests in the following number of productive wells:

	Productive Wells		Average Working Interest
	Gross	Net
Natural gas	5,816	2,314	40%
Oil	4,199	1,962	47%
Total	10,015	4,276	43%

Marketing and Customers
We market production from properties we operate for both our account and the account of the other working interest owners in these properties. We sell our production to purchasers at market prices.
For the years ended December 31, 2024, 2023 and 2022, purchases by the following companies exceeded 10% of our receipts from oil, natural gas, and NGL sales:

	Year Ended December 31,
	2024	2023	2022
Phillips 66 Company	32.2%	52.6%	16.9%
Shell Oil Company	12.7%	*	*
ONEOK Hydrocarbon L.P.	*	10.4%	*
NextEra Energy Marketing, LLC	*	12.9%	17.0%
Hinkle Oil and Gas Inc.	*	*	31.5%
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
We are party to two firm transportation agreements to assist in transporting our natural gas from processing plants to various markets. Any unutilized capacity is monetized if market conditions allow by releasing the capacity to others or transporting third-party gas. For the years ended December 31, 2024, 2023 and 2022 we incurred approximately $3.4 million, $1.0 million and $0.4 million, respectively, of transportation charges under these agreements.
The following table sets forth certain information regarding certain of our firm transportation agreements as of December 31, 2024:

	OGT – Lincoln	OGT – Elmore City
Daily Quantity (MMBtu)	25,000	4,600
Average Rate (per MMBtu)	$0.05	$0.05
Expiration	May 31, 2025	October 31, 2025
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
Seasonality of Business
Generally, demand for oil, natural gas and NGL decreases during the spring and fall months and increases during the summer and winter months. However, certain natural gas and NGL markets utilize storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. In addition, seasonal anomalies such as mild winters or mild summers can have a significant impact on prices. These seasonal anomalies can pose challenges for meeting our well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages, increased costs or delay operations.
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
Legislative and Regulatory Environment
Our oil, natural gas and NGL exploration, development, production and related operations and activities are subject to extensive federal, state and local laws, rules and regulations. Failure to comply with such rules and regulations can result in administrative, civil or criminal penalties, compulsory remediation and imposition of natural resource damages or other liabilities. Although the regulatory burden on the natural gas and oil industry increases our cost of doing business and, consequently, affects our profitability, we believe these obligations generally do not impact us differently or to any greater or lesser extent than they affect other operators in the natural gas and oil industry with similar operations and types, quantities and locations of production.
Regulation of Production
In many states, oil and natural gas companies are generally required to obtain permits for drilling operations, provide drilling bonds, file reports concerning operations and meet other requirements related to the exploration, development and production of oil, natural gas and NGL. Such states also have statutes and regulations addressing conservation matters, including provisions for unitization or pooling of natural gas and oil interests, rights and properties, the surface use and restoration of properties upon which wells are drilled and disposal of water produced or used in the drilling and completion process. These regulations include the establishment of maximum rates of production from natural gas and oil wells, rules as to the spacing, plugging and abandoning of such wells, restrictions on venting or flaring natural gas and requirements regarding the ratability of production, as well as rules governing the surface use and restoration of properties upon which wells are drilled.
These laws and regulations may limit the amount of oil, natural gas and NGL that can be produced from wells in which we own an interest and may limit the number of wells, the locations in which wells can be drilled, or the method of drilling wells. Additionally, the procedures that must be followed under these laws and regulations may result in delays in obtaining permits and approvals necessary for our operations and therefore our expected timing of drilling, completion and production may be negatively impacted. These regulations apply to us directly as the operator of our leasehold. The failure to comply with these rules and regulations can result in substantial penalties.
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
Intrastate liquids pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate liquids pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate liquids pipeline rates, vary from state to state. Insofar as effective interstate and intrastate rates and regulations regarding access are equally applicable to all comparable shippers, we believe that the regulation of liquids transportation will not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.
Regulation of Transportation and Sales of Natural Gas
Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by agencies of the U.S. federal government, primarily FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act of 1978 (the “NGPA”) and culminated in the adoption of the Natural Gas Wellhead Decontrol Act, which removed controls affecting wellhead sales of natural gas effective January 1, 1993. The transportation and sale for resale of natural gas in interstate commerce is regulated primarily under the Natural Gas Act of 1938 (“NGA”) and the NGPA, and by regulations and orders promulgated by FERC. In certain limited circumstances, intrastate transportation and wholesale sales of natural gas may also be affected directly or indirectly by laws enacted by Congress and by FERC regulations.
The Energy Policy Act of 2005 (the “EPAct of 2005”) amended the NGA and NGPA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC. The EPAct of 2005 also provided FERC with the power to assess civil penalties of up to $1,000,000 per day (adjusted annually for inflation) for violations of the NGA and NGPA. As of 2025, the new adjusted maximum penalty amount is $1,584,648 per violation, per day. The civil penalty provisions are applicable to entities that engage in the sale and transportation of natural gas for resale in interstate commerce.

On January 19, 2006, FERC issued Order No. 670, implementing the anti-market manipulation provision of the EPAct of 2005, and subsequently denied rehearing. The resulting rules make it unlawful, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to: (i) use or employ any device, scheme or artifice to defraud; (ii) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-FERC jurisdictional sales or gatherings, but does apply to activities of gas pipelines and storage companies that provide interstate services. FERC also interprets its authority to reach otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under Order 704, described below. However, in October 2022, the Fifth Circuit ruled that FERC’s jurisdiction to regulate market manipulation is limited to interstate transactions only and does not reach intrastate natural gas transactions.
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
Gathering services, which occur upstream of jurisdictional transportation services, is regulated by the states onshore and in state waters. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC. Although FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, FERC’s determinations as to the classification of facilities are done on a case-by-case basis. To the extent that FERC issues an order that reclassifies certain jurisdictional transportation facilities as non-jurisdictional gathering facilities, and depending on the scope of that decision, our costs of getting gas to point of sale locations may increase. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transportation services and federally unregulated gathering services could be the subject of potential litigation, so the classification and regulation of our gathering facilities could be subject to change based on future determinations by FERC, the courts or Congress. State regulation of natural gas gathering facilities generally includes various occupational safety, environmental and, in some circumstances, nondiscriminatory-take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.
In addition, the pipelines in the gathering systems on which we rely may be subject to regulation by the U.S. Department of Transportation. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an operating administration within the U.S. Department of Transportation, has established a risk-based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. Over the past several years, PHMSA has taken steps to expand the regulation of rural gathering lines and impose a number of reporting and inspection requirements on regulated pipelines, and additional requirements are expected in the future. On November 15, 2021, PHMSA released a final rule that expands the definition of regulated gathering pipelines and imposes safety measures on certain currently unregulated gathering pipelines. The final rule also imposes reporting requirements on all gathering pipelines and specifically requires operators to report safety information to PHMSA. The future adoption of laws or regulations that apply more comprehensive or stringent safety standards could increase the expenses we incur for gathering service.
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
Changes in law and to FERC, PHMSA, the CFTC or state policies and regulations may adversely affect the availability and reliability of firm and/or interruptible transportation service on interstate and intrastate pipelines, and we cannot predict what future action FERC, PHMSA, the CFTC or state regulatory bodies will take. We do not believe that any regulatory changes will affect us in a way that materially differs from the way they will affect other oil and natural gas producers and marketers with which we compete.
Regulation of Environmental and Occupational Safety and Health Matters Generally
Our operations are subject to numerous stringent federal, regional, state and local statutes and regulations governing environmental protection, occupational safety and health, and the release, discharge or disposal of materials into the environment, some of which carry substantial administrative, civil and criminal penalties for failure to comply. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the CWA and the CAA. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, the prevention and cleanup of pollutants and other matters. These laws and regulations may, among other things, require the acquisition of permits to conduct exploration, drilling, and production operations; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines; govern the sourcing and disposal of water used in the drilling and completion process; limit or prohibit construction or drilling activities in sensitive areas such as wilderness, wetlands, frontier and other protected areas; require investigatory or remedial actions to prevent or mitigate pollution conditions caused by our operations; impose obligations to reclaim and abandon well sites and pits; establish specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from operations or failure to comply with regulatory filings. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. Although future environmental obligations are not expected to have a material impact on the results of our operations or financial condition, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause us to incur material environmental liabilities or costs.
Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties, loss of leases, the imposition of investigatory or remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas. These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. It is possible that, over time, environmental regulation could evolve to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or reinterpretation of enforcement policies that result in more stringent and costly well drilling, construction, completion or water management activities or waste handling, storage, transport, disposal or remediation requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations and financial position. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot be sure that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. Although we believe that we are in substantial compliance with applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our business, there can be no assurance that this will continue in the future.
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
We currently own, lease or operate numerous properties that may have been used by prior owners or operators for oil and natural gas development and production activities for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations where such substances have been taken for recycling or disposal. In addition, some of our properties may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or petroleum hydrocarbons were not under our control. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and/or analogous state laws. Under such laws, we could be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial plugging or pit closure operations to prevent future contamination.
Water Discharges
The Federal Water Pollution Control Act, also known as the CWA, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including spills and leaks of oil and other natural gas wastes, into or near waters of the United States or state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The discharge of dredge and fill material into regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The EPA and the Corps issued a final rule on the federal jurisdictional reach over waters of the United States in 2015, which never took effect before being replaced by the Navigable Waters Protection Rule (the “NWPR”) in 2020. A coalition of states and cities, environmental groups and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. In January 2023, the EPA and the Corps issued a final rule that based the definition of WOTUS on the pre-2015 definition. Separately, in May 2023, the U.S. Supreme

Court’s recent decision in Sackett v. EPA invalidated the prior test used by the EPA to determine whether wetlands qualify as navigable waters of the United States, and in September 2023, the EPA and the Corps published a final rule to align the definition of “waters of the United States” with the U.S. Supreme Court’s decision in Sackett v. EPA. However, roughly half of the states and other plaintiffs are continuing to challenge the September 2023 rule, and the EPA and the Corps are using the pre-2015 definition of WOTUS in these states while litigation continues. As a result, substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction generally. To the extent a stay of recent rules or the implementation of a revised rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits, including for dredge and fill activities in wetland areas. In addition, in an April 2020 decision defining the scope of the CWA that was issued days after the NWPR was published, the U.S. Supreme Court held that, in certain cases, discharges from a point source to a WOTUS through groundwater require a permit if the discharge is the “functional equivalent” of a direct discharge. The Court rejected the EPA and the Corps’ assertion that groundwater should be totally excluded from the CWA. In November 2023, the EPA issued draft guidance describing the functional equivalent analysis and the information that should be used to determine which discharges through groundwater may require a permit. However, in January 2025, President Trump issued executive orders directing (i) the EPA and the Corps to identify planned or potential actions that could be subject to emergency treatment under Section 404 of the CWA and (ii) the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions, including all existing regulations and guidance documents, that are unduly burdensome on the identification, development, or use of domestic energy resources. Accordingly, future implementation and enforcement of these rules and policies is uncertain at this time.
The process for obtaining permits also has the potential to delay our operations. For example, in April 2020, the U.S. District Court for the District of Montana vacated Nationwide Permit (“NWP”) 12, the general permit issued by the Corps for pipelines and utility projects. In May 2020, the court narrowed its ruling, vacating and enjoining the use of NWP 12 only as it relates to construction of new oil and gas pipelines. The Corps appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. In July 2020, the U.S. Supreme Court granted in part and denied in part the Corps’ application for stay of the order issued by the district court. The U.S. Supreme Court stayed the lower court order except as it applies to the Keystone XL pipeline. In January 2021, the Corps released the final version of a rule renewing twelve NWPs, including NWP 12. The new rule, which took effect in March 2021, split NWP 12 into three parts; NWP 12 will continue to be available to oil and gas pipelines. In March 2022, the Corps published a notice announcing that it is undertaking formal review of NWP 12 and sought public comments. However, in January 2025, President Trump issued an executive order instructing the Corps to use emergency authorities and NWPs to grant approvals for energy projects under Section 404 of the CWA. As a result, any future revisions to NWPs, including NWP 12, are uncertain at this time. Any further changes to NWP 12 could have an impact on our business. We cannot predict at this time how the new Corps rule will be implemented, because permits are issued by the local Corps district offices. If new oil and gas pipeline projects are unable to utilize NWP 12 or identify an alternate means of CWA compliance, such projects could be significantly delayed. Additionally, spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” are required by federal law in connection with on-site storage of significant quantities of oil. Compliance may require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak.
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
Air Emissions
The CAA and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations, through the issuance of permits and other requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion. In December 2020, the EPA announced its intention to leave the ozone NAAQS unchanged at 70 parts per billion. However, in August 2023, the EPA announced that it is reviewing the science underlying the 2020 Ozone NAAQS to determine whether to retain the current ozone NAAQS or implement more stringent standards. In the event the EPA implements more stringent standards in the future, we may be subject to more stringent permitting requirements, delays or prohibitions in obtaining such permits, or increased expenditures for pollution control equipment, the cost of which could be significant. Further, in June 2016, the EPA also finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. These rules could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements.
In addition, in November 2021, the EPA issued a proposed rule intended to reduce methane emissions from oil and gas sources. The proposed rule sought to impose emissions reduction standards on both new and existing sources in the oil and natural gas industry, expand the scope of CAA regulation by making regulations in Subpart OOOOa more stringent and creating a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA, and impose emissions reductions targets to meet the stated goals of the U.S. federal administration. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule sought to remove an emissions monitoring exemption for small wellhead-only sites and create a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters.” In December 2023, the EPA announced a final rule, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide until 2029 for existing sources to comply. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of natural gas projects and increase our costs of development, which costs could be significant. The final rule is subject to ongoing litigation but remains in effect. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. Consequently, future implementation and enforcement of the final rule remains uncertain at this time.
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
Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility. There are also a number of state and regional efforts to regulate emissions of methane from new and existing sources within the oil and natural gas source category. If implemented, compliance with these rules may require enhanced record-keeping practices, the purchase of new equipment, and increased frequency of maintenance and repair activities to address emissions leakage at certain well sites and compressor stations, and also may require hiring additional personnel to support these activities or the engagement of third-party contractors to assist with and verify compliance.
In addition, Congress has from time to time considered adopting legislation to reduce emissions of GHGs. The Infrastructure Investment and Jobs Act, a $1 trillion legislative infrastructure package passed by Congress in November 2021, included a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. In addition, in August 2022, the Inflation Reduction Act was signed into law, which focuses on incentivizing the reduction of methane emissions and imposes a fee on methane produced by petroleum and natural gas facilities in excess of a specified threshold, among other initiatives. At the international level, in February 2021, the Biden administration announced reentry of the U.S. into the Paris Agreement (an international agreement from the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change (“COP”) in Paris, France, which resulted in an agreement for signatory countries to nationally determine their contributions and set GHG emission reduction goals) along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. Further, at the 28th COP, member countries entered into an agreement that calls for actions toward achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. The goals of the agreement, among other things, are to accelerate efforts toward the phase-down of unabated coal power, phase out inefficient fossil fuel subsidies and take other measures that drive the transition away from fossil fuels in energy systems. Most recently, at the 29th COP, delegates approved rules to operationalize international carbon markets under Article 6 of the Paris Agreement, including a new Paris Agreement Crediting Mechanism to trade UN-approved carbon credits. Additionally, participants representing 159 countries met to review progress toward the goals of the Global Methane Pledge and the addition of nearly $500 million in new grant funding for methane abatement. However, in January 2025, President Trump issued executive orders directing (i) an immediate pause on the disbursement of funds appropriated through the Inflation Reduction Act and the Infrastructure Investment and Jobs Act and (ii) the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. However, many such initiatives at the international, state and local levels are expected to continue.
The Inflation Reduction Act amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program, which requires the EPA to impose a “Waste Emissions Charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit Court of Appeals has commenced. In November 2024, the EPA finalized a regulation to implement the Inflation Reduction Act’s Waste Emissions Charge, which became effective on January 1, 2025. The fee imposed under the Methane Emissions Reduction Program for 2024 was $900 per ton emitted over annual methane emissions thresholds, and increases to $1,200 in 2025, and $1,500 in 2026. In January 2025, industry associations challenged the Waste Emissions Charge rule in the D.C. Circuit Court of Appeals. Also in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. In addition, based on the timing of the rule’s finalization and statements from congressional Republicans, the Waste Emissions Charge rule is potentially vulnerable to repeal by Congress under the Congressional Review Act, and the Inflation Reduction Act may also be subject to amendment or repeal through Congressional budget reconciliation. Consequently, future implementation and enforcement of these rules remains uncertain at this time.
Separately, many U.S. state and local leaders and foreign governments have intensified or stated their intent to intensify efforts to support international climate commitments and treaties and have developed programs that are aimed at reducing GHG emissions, such as by means of cap-and-trade programs, carbon taxes, encouraging the use of renewable energy or alternative low-carbon fuels or imposing new climate-related reporting requirements. Cap-and-trade programs, for example, typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs.
Financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. The Federal Reserve in 2020 announced that it joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. In 2022, the Federal Reserve launched a pilot climate scenario analysis exercise to learn about certain large banking organizations’ climate risk-management practices and challenges and help ensure that supervised institutions are appropriately managing material financial risks related to climate change. In January 2025, the Federal Reserve announced its withdrawal from the Network for Greening the Financial System. However, any limitation of investments in and financing for fossil fuel energy companies, including at the international level, could result in the restriction, delay or cancellation of drilling programs or development or production activities.
Further, in January 2024, the Biden administration announced a temporary pause on pending decisions on exports of LNG to non-free trade agreement countries until the Department of Energy can update the underlying analyses for authorizations, including an assessment of the impact of GHG emissions. However, in January 2025, President Trump issued an executive order directing the Department of Energy to restart reviews of applications for approvals of LNG export projects as expeditiously as possible.
Further, the Supreme Court’s decision in Loper Bright Enterprises v. Raimondo to overrule Chevron U.S.A. Inc. v. Natural Resources Defense Council, Inc. ended the concept of general deference to regulatory agency interpretations of laws and introduced new complexity for federal agencies and administration of climate change policy and regulatory programs. However, many such initiatives at the international, state and local levels are expected to continue and any legislation or regulatory programs aimed at reducing GHG emissions, addressing climate change more generally or requiring the disclosure of climate-related information could increase the cost of consuming, and thereby reduce demand for, the natural gas we produce or otherwise have an adverse effect on our business, financial condition and results of operations.
Hydraulic Fracturing
Hydraulic fracturing is a common practice that is used to stimulate production of oil and/or natural gas from low permeability subsurface rock formations, and is important to our business. The hydraulic fracturing process involves the injection of water, proppants and chemicals under pressure into targeted subsurface formations to fracture the hydrocarbon-bearing rock formation and stimulate production of hydrocarbons. We regularly use hydraulic fracturing as part of our operations. Presently, hydraulic fracturing is primarily regulated at the state level, typically by state natural gas commissions, but the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation. For example, the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels.
In addition, there are heightened concerns by the public about hydraulic fracturing causing damage to aquifers and there is potential for future regulation to address those concerns. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that certain activities associated with hydraulic fracturing may impact drinking water resources under some circumstances. To date, the EPA has taken no further action in response to the 2016 report.
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
National Environmental Policy Act
Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of an environmental assessment and, if necessary, an environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action have the potential to significantly impact the environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, may increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases. In July 2020, the Council on Environmental Quality (“CEQ”) revised NEPA’s implementing regulations to make the NEPA process more efficient, effective and timely. The rule required federal agencies to develop procedures consistent with the new rule within one year of the rule’s effective date (which was extended to two years in June 2021). These regulations are subject to ongoing litigation in several federal district courts, and in October 2021, CEQ issued a notice of proposed rulemaking to amend the NEPA regulatory changes adopted in 2020 in two phases. Phase I of the CEQ’s rulemaking process was finalized in April 2022, and generally restored provisions that were in effect prior to 2020. In May 2024, the CEQ finalized the Phase II rule that accelerates NEPA reviews while maintaining consideration of relevant environmental, climate change and environmental justice effects of a proposed project. However, several states and environmental groups have filed challenges to the Phase II rule in federal district court. Further, the Infrastructure and Investment Jobs Act signed into law in November 2021, codified some of the July 2020 amendments in statutory text. These amendments must be implemented into each agency’s implementing regulations, and each of those individual rulemakings could be subject to legal challenge. Additionally, in June 2023, the Fiscal Responsibility Act of 2023 was signed into law, which includes important changes to NEPA to streamline the environmental review process. However, in January 2025, President Trump issued an executive order requiring CEQ to provide guidance on implementing NEPA and to propose rescinding and replacing CEQ’s NEPA regulations with implementing regulations at the agency level. The executive order also instructs federal agencies to adhere to only the relevant legislated requirements for environmental reviews and to prioritize efficiency and certainty over any other objectives in such reviews. In February 2025, CEQ sent an interim final rule to the White House Office of Management and Budget that would immediately withdraw the NEPA implementing regulations. The potential impact of further changes to the NEPA regulations and statutory text therefore remains uncertain and could have an effect on our operations and our ability to obtain governmental permits.
Endangered Species Act and Migratory Bird Treaty Act
The ESA restricts activities that may affect endangered or threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). We may conduct operations on natural gas leases in areas where certain species that are or could be listed as threatened or endangered are known to exist. In February 2016, the U.S. Fish and Wildlife Service (“FWS”) published a final policy which alters how it may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for natural gas development. In January 2021, the Department of the Interior finalized a rule limiting the application of the MBTA. In October 2021, the Biden administration published two rules that reversed those changes, and in June and July 2022, the FWS issued final rules rescinding Trump-era regulations concerning the definition of “habitat” and critical habitat exclusions. In April 2024, the FWS finalized three rules governing critical habitat designation and expanding protection options for species listed as threatened pursuant to the ESA. In August 2024, environmental groups challenged the new ESA regulations in federal district court, which litigation remains ongoing. The designation of previously unprotected species as threatened or endangered or new critical or suitable habitat designations in areas where we conduct operations could result in limitations or prohibitions on our operations and could adversely impact our business, and it is possible the new rules could increase the portion of our lease areas that could be designated as critical habitat. It is possible the October 2021 rules could increase the portion of our lease areas that could be designated as critical habitat. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases. However, in January 2025, the Trump administration issued an executive order directing (i) agencies to use, to the maximum extent permissible, the ESA regulation on consultations in emergencies, to facilitate the domestic energy supply and (ii) the Endangered Species Act Committee to meet at least quarterly to ensure a prompt and efficient review of all submissions for potential actions that could facilitate energy development.
The MBTA makes it illegal to, among other things, hunt, capture, kill, possess, sell or purchase migratory birds, nests or eggs without a permit. This prohibition covers most bird species in the United States. The Department of the Interior issued a legal opinion in December 2017, followed by a final rule in January 2021, that narrowed certain protections afforded to migratory birds pursuant to the MBTA. The Department of the Interior revoked the rule in October 2021 and issued an advance notice of proposed rulemaking seeking comment to the Department of the Interior’s plan to develop regulations that authorize incidental take under certain prescribed conditions. However, the Department of the Interior has not yet issued proposed regulations. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our development activities that could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as a critical or suitable habitat, it could adversely impact the value of our leases. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.
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
Related Permits and Authorizations
Many environmental laws require us to obtain permits or other authorizations from state and/or federal agencies before initiating certain drilling, construction, production, operation or other oil and natural gas activities, and to maintain these permits and compliance with their requirements for ongoing operations. These permits are generally subject to protest, appeal or litigation, which can in certain cases delay or halt projects and cease production or operation of wells, pipelines and other operations.
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
As of December 31, 2024, Mach Resources had 505 total employees, all of which were full-time employees. From time to time, we utilize the services of independent contractors to perform various field and other services. Neither we nor Mach Resources are a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. In general, we believe that employee relations are satisfactory.
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
Item 1A. Risk Factors
Our business involves a high degree of risk. Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. Additionally, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline, and our unitholders could lose all or part of their investment.

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
Our revenues, operating results, cash available for distribution, liquidity and ability to grow depend primarily upon the prices we receive for the oil, natural gas and NGLs we sell. We require substantial expenditures to replace our oil, natural gas and NGL reserves, sustain production and fund our business plans, including our development and exploratory drilling efforts. Historically, the markets for oil, natural gas and NGLs have been volatile, and they are likely to continue to be volatile. Wide fluctuations in oil, natural gas and NGL prices may result from relatively minor changes in the supply of or demand for oil, natural gas and NGLs, market uncertainty and other factors that are beyond our control, including:
•worldwide and regional economic conditions impacting the supply and demand for oil, natural gas and NGLs, including the potential impact of any significant new tariffs;
•political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, the war in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage;
•actions of OPEC+ including the ability and willingness of the members of OPEC+ and other exporting nations to agree to and maintain oil price and production controls;
•changes in seasonal temperatures, including the number of heating degree days during winter months and cooling degree days during summer months;
•the level of oil, natural gas and NGL exploration, development and production;
•the level of oil, natural gas and NGL inventories;
•the level of U.S. LNG exports;
•the impact on worldwide economic activity of an epidemic, outbreak or other public health events;
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
•activities to restrict the exploration, development and production of oil and natural gas to minimize greenhouse gas (“GHG”) emissions;
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
As of December 31, 2024, approximately 27% of our total estimated proved reserves were classified as PUDs using SEC Pricing. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Estimated future development costs relating to the development of our PUDs on December 31, 2024 were approximately $842.1 million over the next five years. Our ability to fund these expenditures is subject to a number of risks. See “— Our development projects and acquisitions require substantial capital expenditures. We may be unable to obtain any required capital or financing on satisfactory terms, which could lead to a decline in our production and reserves.” Delays in the development of our PUDs, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the PV-10 value of our estimated PUDs and future net cash flows estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify some of our PUDs as unproved reserves. Furthermore, there is no certainty that we will be able to convert our undeveloped reserves to developed reserves or that our PUDs will be economically viable or technically feasible to produce.
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
Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than current estimates. For example, our estimated proved reserves as of December 31, 2024 were calculated under SEC rules using the unweighted arithmetic average first day of the month prices for the prior 12 months of $2.130/MMBtu for natural gas and $75.48/Bbl for oil at December 31, 2024, which, for certain periods during this period, were substantially different from the available spot prices. In addition, the 10% discount factor we use when calculating discounted future net cash flow for reporting requirements in compliance with Accounting Standards Codification 932, “Extractive Activities — Oil and Gas,” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.
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
We have entered into short-term and long-term, fixed-fee contracts with third parties for gathering, processing and transportation services, including four firm transportation contracts, three of which are fully utilized and one that is partially utilized, with the remainder released to other shippers or unutilized. The impact of the unutilized portion of this contract is assumed under the weighted average sales price in the reserves. Total remaining payments as of December 31, 2024 under firm transportation contracts were $0.3 million. In addition, under these short-term and long-term, fixed-fee arrangements, our gathering and processing expenses are generally fixed on a per unit basis for the term of the applicable contract and do not automatically adjust in response to a decline in oil and natural gas prices. In the event of a prolonged period of lower commodity prices, our revenue will decline while the per unit fees we pay for natural gas gathering, treating and compression services generally will not, which would negatively impact our operating margins and cash flow. In addition, during periods of depressed oil and natural gas prices, the market prices for such services may be lower than what we are contractually obligated to pay to our current third-party midstream service providers. Furthermore, to the extent certain future taxes or assessments are imposed on certain midstream assets we utilize, under certain circumstances we may be required by our midstream services contracts to reimburse the midstream service provider for such taxes or assessments, which could negatively affect our operating margins and cash flow. Our third-party midstream service providers are under no obligation to renegotiate their contracts with us. Our failure to obtain these services on competitive terms could materially harm our business.
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
Our undeveloped acreage must be drilled before lease expiration to hold the acreage by production. In highly competitive markets for acreage, failure to drill sufficient wells to hold acreage could result in a substantial lease renewal cost or, if renewal is not feasible, loss of our lease and prospective drilling opportunities.
Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, a well is drilled and production of hydrocarbons in paying quantities is established. In addition, many of our oil and natural gas leases require us to drill wells that are commercially productive, and if we are unsuccessful in drilling such wells, we could lose our rights under such leases. Although approximately 99% of our acreage is held by existing production, the remaining acreage is subject to expiration. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Low commodity prices may cause us to delay our drilling plans and, as a result, lose our right to develop the related properties. The cost to renew expiring leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. If we are unable to fund renewals of expiring leases, we could lose portions of our acreage and our actual drilling activities may differ materially from our current expectations, which could adversely affect our business.
We own non-operating interests in properties developed and operated by third parties and some of our leasehold acreage could be pooled by a third-party operator. As a result, we are unable, or may become unable as a result of pooling, to control the operation and profitability of such properties.
We participate in the drilling and completion of wells with third-party operators that exercise exclusive control over such operations. As a participant, we rely on the third-party operators to successfully operate these properties pursuant to joint operating agreements and other contractual arrangements. Similarly, our acreage in Oklahoma and Texas may be pooled by third-party operators under state law. If our acreage is involuntarily pooled under state forced pooling statutes, it would reduce our control over such acreage, and we could lose operatorship over a portion of our acreage that we plan to develop.

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
The demand for drilling rigs, frac crews, pipe and other equipment and supplies, including sand and other proppant used in hydraulic fracturing operations and acid used for acid stimulation, as well as for qualified and experienced field personnel, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry, can fluctuate significantly, often in correlation with commodity prices or drilling activity in our areas of operation and in other shale basins in the United States, causing periodic shortages of supplies and needed personnel and rapid increases in costs. Increased drilling activity could materially increase the demand for and prices of these goods and services, and we could encounter rising costs and delays in or an inability to secure the personnel, equipment, power, services, resources and facilities access necessary for us to conduct our drilling and development activities, which could result in net production volumes being below our forecasted volumes. In addition, any such negative effect on net production volumes, or significant increases in costs could have a material adverse effect on our cash flow and profitability.
We depend upon several significant purchasers for the sale of most of our oil, natural gas and NGL production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.
For the year ended December 31, 2024, two purchasers each accounted for more than 10% of our revenue: Phillips 66 Company (32.2%) and Shell Oil Company (12.7%). We do not have long-term contracts with our customers; rather, we sell the substantial majority of our production contracts with terms of 12 months or less, including on a month-to-month basis, to a relatively small number of customers. The loss of any one of these purchasers, the inability or failure of our significant purchasers to meet their obligations to us or their insolvency or liquidation could materially adversely affect our financial condition, results of operations and ability to make distributions to our unitholders. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have ready access to suitable markets for our future production. See “Business and Properties — Marketing and Customers” included in Items 1 and 2 of Part I of this Annual Report.
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
As of December 31, 2024, we had $763.1 million outstanding under our Credit Agreements. In the future, we and our subsidiaries may incur substantial additional indebtedness. The Credit Agreements contain restrictions on the incurrence of additional indebtedness, and these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. Additionally, the Credit Agreements permit us to incur certain amounts of additional indebtedness.
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
Widespread public health crises, epidemics, and outbreaks of infectious diseases, which can give rise to a threat of recession and related economic repercussions can create significant volatility, uncertainty and turmoil in the global economy and oil and gas industry. These variables are beyond our control and may have the effect of disrupting the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. Widespread public health crises, epidemics and outbreaks of infectious diseases spreading throughout the U.S. and globally could result in significant disruptions to our operations. The global economy, our markets and our business have been, and may continue to be, materially and adversely affected by widespread public health crises, epidemics and outbreaks of infectious diseases, which could significantly disrupt our business and operational plans and adversely affect our liquidity, financial condition, results of operations, cash flows and ability to pay distributions on our common units.
Declining general economic, business or industry conditions and inflation may have a material adverse effect on our results of operations, liquidity and financial condition.
Concerns over global economic conditions, energy costs, supply chain disruptions, the potential for significant new tariffs, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, the availability and cost of credit and the United States financial market and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. Between 2022 and 2024, the Federal Reserve raised the target range for the federal funds rate in an effort to curb inflation. In September 2024 and November 2024, the Federal Reserve lowered the target range for the federal funds rate to its current range of 4.25% to 4.5% in light of the progress on inflation. In December 2024, inflation was 2.9%. We continue to undertake actions and implement plans to strengthen our supply chain to address these pressures and protect the requisite access to commodities and services.
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
In addition, continued hostilities related to the Russian invasion of Ukraine and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These factors and other factors, such as decreased demand from China, combined with volatile commodity prices, and declining business and consumer confidence may contribute to an economic slowdown and a recession. Recent growing concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our business, financial condition and results of operations.
Additionally, an unpredictable or volatile political environment in the United States, including any social unrest and uncertainty as a result of the 2024 U.S. presidential election, could negatively impact business and market conditions, economic growth, financial stability and business, consumer, investor and regulatory sentiments, any one or more of which could have a material adverse impact on our financial condition and results of operations. It is difficult to predict the legislative and regulatory changes that may result due to the new administration. The new administration and make-up of the Senate and/or House of Representatives may cause broader economic changes due to changes in governing ideology and style. New appointments to the Board of Governances of the Federal Reserve could affect monetary policy and interest rates, which could in turn affect economic growth.
Oil and gas exploration and production companies are frequently subject to litigation claims from landowners, royalty owners and other interested parties, particularly during periods of declining commodity prices.
Title to oil and natural gas properties is often unclear and subject to claims by third parties. Additionally, oil and gas companies are frequently subject to claims with respect to underpayment of royalties, environmental hazards and contested ownership of properties, especially during periods of declining commodity prices and therefore revenue and royalty payments. The oil and gas exploration and production business is especially susceptible to increased cost of capital, hedging losses and declining revenues which can result in defaults on third-party obligations. These risks and others can result in the incurrence of significant attorney’s fees and other expenses incurred in the prosecution or defense of litigation.
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
Our operations are subject to all of the risks associated with drilling for and producing oil, natural gas and NGLs and operating gathering and processing facilities including the possibility of:
•environmental hazards, such as releases of pollutants into the environment, including groundwater, surface water, soil and air;
•abnormally pressured formations;
•mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;
•ruptures, fires and explosions;

•damage to pipelines, processing plants, compression assets, water infrastructure, and related equipment and surrounding properties caused by tornadoes, floods, freezes, fires and other natural disasters;
•inadvertent damage from construction, vehicles and farm and utility equipment;
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
•pollution and other environmental harm;
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
Increasing attention from governmental and regulatory bodies, investors, consumers, industry and other stakeholders on combating climate change, together with changes in consumer and industrial/commercial behavior, societal pressure on companies to address climate change, investor and societal expectations regarding voluntary climate-related disclosures, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in the enactment of climate change-related regulations, policies and initiatives at the government, regulator, corporate and/or investor community levels, including alternative energy requirements, new fuel consumption standards, energy conservation, enhanced disclosure obligations and emissions reductions measures and responsible energy development; technological advances with respect to the generation, transmission, storage and consumption of energy (including advances in wind, solar and hydrogen power, as well as battery technology); increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies) as well as more efficient products and services. These developments may in the future adversely affect the demand for products manufactured with, or powered by, petroleum products, as well as the demand for, and in turn the prices of, oil and natural gas products. Such developments may also adversely impact, among other things, our stock price and access to capital markets, and the availability to us of necessary third-party services and facilities that we rely on, which may increase our operational costs and adversely affect our ability to successfully carry out our business strategy. Climate change-related developments may also impact the market prices of or our access to raw materials such as energy and water and therefore result in increased costs to our business.
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
Negative perceptions regarding the Company’s industry and related reputational risks may also in the future adversely affect the Company’s ability to successfully carry out the Company’s business strategy by adversely affecting the Company’s access to capital. There have been efforts, for example, to influence the investment community, including investment advisors, insurance companies, and certain sovereign wealth, pension and endowment funds and other groups, by promoting divestment of fossil fuel equities and pressuring lenders to limit funding and insurance underwriters to limit coverages to companies engaged in the extraction of fossil fuel reserves. Certain financial institutions and members of the investment community have shifted, and others may elect in the future to shift, some or all of their investment into non-fossil fuel related sectors. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Certain investment banks and asset managers based both domestically and internationally have announced that they are adopting climate change guidelines for their banking and investing activities. Institutional lenders who provide financing to energy companies, such as the Company, have also become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. Ultimately, this could make it more difficult to secure funding for exploration and production activities or adversely impact the cost of capital for both the Company and its customers, and could thereby adversely affect the demand and price of the Company’s securities. Limitation of investments in and financings for energy companies could also result in the restriction, delay, or cancellation of infrastructure projects and energy production activities.
Further, negative public perception regarding us and/or our industry resulting from, among other things, concerns raised by advocacy groups about climate change or other sustainability-related matters, may also lead to increased reputational and litigation risk and regulatory, legislative and judicial scrutiny, which may, in turn, lead to new laws, regulations, guidelines and enforcement interpretations targeting our industry. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and non-governmental organizations, and such activism could materially and adversely impact our ability to operate our business and raise capital. The foregoing factors may result in downward pressure on the stock prices of oil and gas companies, including the Company’s, and cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. For example, some parties have initiated public nuisance claims under federal or state common law against certain companies involved in the production of oil and natural gas, or claims alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers. Although the Company is not a party to any such litigation, we could be named in actions making similar allegations, which could lead to costs and materially impact our financial condition in an adverse way.
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
The long-term trend of more expansive and stringent environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. For example, in January 2021, the Biden administration directed the U.S. Department of the Interior (“DOI”) to temporarily pause new oil and gas leases on federal lands and waters pending completion of a comprehensive review of the federal government’s existing oil and gas leasing and permitting program. In June 2021, a federal district court enjoined the DOI from implementing the pause and leasing resumed subject to certain limitations. In August 2022, the U.S. Court of Appeals vacated and remanded the federal district court’s decision to block the pause on new oil and gas leasing, and the federal district court shortly thereafter enjoined the DOI from implementing the pause in the thirteen states that had challenged the pause, including Oklahoma and Texas. Litigation over leasing remains ongoing. However, in January 2025, President Trump issued executive orders (i) reversing the Biden administration’s leasing pause and executive orders withdrawing certain lands and waters from federal oil and gas leasing and (ii) directing all federal agencies to facilitate the leasing, siting, and generation of domestic energy resources, including on federal lands and waters. In addition, in November 2021, the EPA issued a proposed rule intended to reduce methane emissions from oil and gas sources. The proposed rule sought to impose emissions reduction standards on both new and existing sources in the oil and natural gas industry, expand the scope of Clean Air Act (“CAA”) regulation by making regulations in Subpart OOOOa more stringent and creating a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA. In addition, the proposed rule sought to establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule sought to remove an emissions monitoring exemption for small wellhead-only sites and create a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters,” triggering certain investigation and repair requirements. In December 2023, the EPA announced a final rule, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide until 2029 for existing sources to comply. Fines and penalties for violation of these rules can be substantial. However, the final rule is subject to ongoing litigation but remains in effect. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of the final rule remains uncertain at this time. Further, in August 2022, the Inflation Reduction Act of 2022 was signed into law, which incentivizes the reduction of methane emissions by imposing a fee on methane produced by petroleum and natural gas facilities in excess of a specified threshold, among other initiatives. The Inflation Reduction Act amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program, which requires the EPA to impose a “Waste Emissions Charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit Court of Appeals has commenced. In November 2024, the EPA finalized a regulation to implement the Inflation Reduction Act’s Waste Emissions Charge, which became effective in January, 2025. The fee imposed under the Methane Emissions Reduction Program for 2024 is $900 per ton emitted over annual methane emissions thresholds, and increases to $1,200 in 2025, and $1,500 in 2026. However, in January 2025, Industry associations challenged the Waste Emissions Charge rule in the D.C. Circuit Court of Appeals. Also in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the process to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. In addition, based on the timing of the rule’s finalization and statements from the congressional Republicans, the Waste Emissions Charge rule is potentially vulnerable to repeal by Congress under the Congressional Review Act, and the Inflation Reduction Act may also be subject to amendment or repeal through Congressional budget reconciliation. Consequently, future implementation and enforcement of these rules remains uncertain at this time. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well drilling, construction, completion or water management activities or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry as well as our own results of operations, competitive position or financial condition. While the Supreme Court’s decision in Loper Bright Enterprises v. Raimondo (“Loper”) to overrule Chevron U.S.A. Inc. v. Natural Resources Defense Council, Inc. (“Chevron”) and end the concept of general deference to regulatory agency interpretations of laws introduces new complexity for federal agencies and administration of climate change policy and regulatory programs, many of these initiatives are expected to continue. Consequently, legislation and regulatory programs to address climate change or reduce emissions of GHGs could have a material adverse effect on our business, financial condition or results of operations.
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
More stringent laws and regulations relating to climate change and GHGs may be adopted and could cause us to incur material expenses to comply with such laws and regulations. In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment and in the absence of comprehensive federal legislation on GHG emission control, the EPA has adopted regulations pursuant to the CAA to monitor, report, and/or reduce GHG emissions from various sources. We cannot predict the scope of any future methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility.
In addition, Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions, such as by means of cap and trade programs. Cap and trade programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. At the international level, in February 2021, the Biden administration announced reentry of the U.S. into the Paris Agreement (an international agreement from the 21st Conference of the Parties (“COP”) to the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement for signatory countries to nationally determine their contributions and set GHG emission reduction goals) along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. In September 2021, the Biden administration publicly announced the Global Methane Pledge, an international pact that aims to reduce global methane emissions to at least 30% below 2020 levels by 2030. Further, at the 28th COP, member countries entered into an agreement that calls for actions toward achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. The goals of the agreement, among other things, are to accelerate efforts toward the phase-down of unabated coal power, phase out inefficient fossil fuel subsidies, and take other measures that drive the transition away from fossil fuels in energy systems. In January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change; however, at the same time, various state and local governments have vowed to continue to enact regulations to satisfy their proportionate obligations under the Paris Agreement. Most recently, at the 29th Conference of the Parties (“COP29”), delegates approved rules to operationalize international carbon markets under Article 6 of the Paris Agreement, including a new Paris Agreement Crediting Mechanism to trade UN-approved carbon credits. Additionally, participants at COP29 representing 159 countries met to review progress toward the goals of the Global Methane Pledge and the addition of nearly $500 million in new grant funding for methane abatement.
Any legislation or regulatory programs addressing GHG emissions could increase the cost of consuming, and thereby reduce demand for, the natural gas we produce, and could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory requirements, and to monitor and report on GHG emissions. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Moreover, incentives or requirements to conserve energy, use alternative energy sources, reduce GHG emissions in product supply chains, and increase demand for lower-carbon fuel or zero-operating emissions vehicles, could reduce demand for the oil and natural gas we produce. Further, in January 2024, the Biden administration announced a temporary pause on pending decisions on exports of LNG to non-free trade agreement countries until the Department of Energy can update the underlying analyses for authorizations, including an assessment of the impact of GHG emissions. However, in January 2025, President Trump issued an executive order directing the Department of Energy to restart reviews of applications for approvals of LNG export projects as expeditiously as possible.
It is not currently possible to predict how these executive orders or any proposed or future GHG or climate change legislation or regulation promulgated by Congress, the states or multi-state regions and their respective regulatory agencies may impact our business. Further, the Supreme Court’s decision in Loper to overrule Chevron ended the concept of general deference to regulatory agency interpretations of laws and introduced new complexity for federal agencies and administration of climate change policy and regulatory programs. However, many such initiatives at the international, state and local levels are expected to continue and any climate change legislation or regulation of GHG emissions that may be imposed in areas in which we conduct business or on the assets we operate could result in increased compliance or operating costs or additional operating restrictions or reduced demand for our products, and could have a material adverse effect on our business, financial condition and results of operations. For further discussion of certain existing and proposed climate-related rules and regulations, see “Business and Properties — Legislative and regulatory environment” included in Items 1 and 2 of Part I of this Annual Report.
Increased scrutiny of ESG matters could have an adverse effect on our business, financial condition and results of operations and damage our reputation.
Companies across all industries continue to face increasing scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies, related to their ESG and sustainability practices. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, financial condition and/or stock price could be materially and adversely affected. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
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
In addition, the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities. The EPA also finalized rules under the Clean Water Act (“CWA”) in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing and certain other natural gas operations to publicly owned wastewater treatment plants. Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that certain activities associated with hydraulic fracturing may impact drinking water resources under some circumstances. To date, the EPA has taken no further action in response to the 2016 report. In March 2016, the U.S. Occupational Safety and Health Administration issued a final rule to impose stricter standards for worker exposure to silica, which went into effect in June 2018 and applies to use of sand as a proppant for hydraulic fracturing. The U.S. Department of the Interior’s Bureau of Land Management (“BLM”) finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. Following years of litigation, the BLM rescinded this rule in December 2017. However, California and various environmental groups filed lawsuits in January 2018 challenging the BLM’s rescission of the rule and, in March 2020, the U.S. District Court for the Northern District of California upheld the BLM’s decision to rescind the rule. However, there is ongoing litigation regarding the BLM rules, and future implementation of these rules is uncertain at this time. In April 2024, the BLM finalized a rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on Federal and Indian leases. The final rule took effect in June

2024. However, in May 2024, the states of North Dakota, Texas, Montana, Wyoming, and Utah challenged the rule. In September 2024, the U.S. District Court for the District of North Dakota granted a motion prohibiting the BLM from enforcing the rule against those states pending the outcome of the litigation. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Accordingly, future implementation and enforcement of this rule is uncertain at this time. New laws or regulations that impose new obligations on, or significantly restrict hydraulic fracturing, could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable and increase our cost of doing business. Such increased costs and any delays or curtailments in our production activities could have a material adverse effect on our business, prospects, financial condition, results of operations and liquidity.
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
Limitation or restrictions on our ability to obtain or dispose of water may have an adverse effect on our operating results.
Water is an essential component of shale oil and natural gas development during both the drilling and hydraulic fracturing processes. Our access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. In addition, treatment and disposal of water is becoming more highly regulated and restricted. Thus, our costs for obtaining and disposing of water could increase significantly.
In addition, the use, treatment and disposal of water has become a focus of certain investors and other stakeholders who may seek to engage with us on this and other environmental matters, which may result in activism, negative reputational impacts, increased costs or other adverse effects on our business, results of operations and financial condition. Our inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact our exploration and production operations and have a corresponding adverse effect on our business, results of operations and financial condition. Furthermore, our operations could be impaired if we are unable to recycle or dispose of the water we produce in an economical and environmentally safe manner.
The effects of climate change may also further exacerbate water scarcity in certain regions, including the areas in which we are active. If distinct weather events or gradual climatic processes were to require us to discontinue or curtail our operations, this could impair ability to economically produce our reserves and would have an adverse effect on our financial condition, results of operations and cash flows.
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
Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife and/or habitats. The Endangered Species Act (“ESA”) and (in some cases) comparable state laws were established to protect endangered and threatened species. The FWS may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in material restrictions to land use and may materially delay or prohibit land access for natural gas development. In January 2021, the Department of the Interior finalized a rule limiting the application of the MBTA. In October 2021, the Biden administration published two rules that reversed those changes, and in June and July 2022, the FWS issued final rules rescinding Trump-era regulations concerning the definition of “habitat” and critical habitat exclusions. In April 2024, the FWS finalized three rules governing critical habitat designation and expanding protection options for species listed as threatened pursuant to the ESA. In August 2024, environmental groups challenged the new ESA regulations in federal district court, which litigation remains ongoing. However, in January 2025, the Trump administration issued an executive order directing (i) agencies to use, to the maximum extent permissible, the ESA regulation on consultations in emergencies, to facilitate the domestic energy supply and (ii) the Endangered Species Act Committee to meet at least quarterly to ensure a prompt and efficient review of all submissions for potential actions that could facilitate energy development. The designation of previously unprotected species as threatened or endangered or new critical or suitable habitat designations in areas where we conduct operations could result in limitations or prohibitions on our operations and could adversely impact our business, and it is possible the new rules could increase the portion of our lease areas that could be designated as critical habitat. Similar protections are offered to migratory birds under the MBTA, which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the United States. Permanent restrictions imposed to protect threatened or endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where we operate as threatened or endangered or further changes to regulations could cause us to incur increased costs arising from species protection measures or could result in limitations on our activities that could have a material and adverse impact on our ability to develop and produce our reserves. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.
The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
The Dodd-Frank Act, enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and of entities, such as us, that participate in that market. The Dodd-Frank Act requires the CFTC to promulgate rules and regulations implementing the Dodd-Frank Act. On January 14, 2021, the CFTC published a final rule imposing position limits for certain futures and options contracts in various commodities (including oil and gas) and for swaps that are their economic equivalents, though certain types of derivative transactions are exempt from these limits, provided that such derivative transactions satisfy the CFTC’s requirements for certain enumerated “bona fide” hedging transactions and positions. The CFTC has also adopted final rules regarding aggregation of positions, under which a party that controls the trading of, or owns ten percent or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. These rules may affect both the size of the positions that we may hold and the ability or willingness of counterparties to trade with us, potentially increasing the costs of transactions. Moreover, such changes could materially reduce our access to derivative opportunities, which could adversely affect revenues or cash flow during periods of low commodity prices. The full impact of the Dodd-Frank Act’s swap regulatory provisions and the related rules of the CFTC on our business will not be known until all of the rules to be adopted under the Dodd-Frank Act have been adopted and fully implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and CFTC rules, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material and adverse effect on us, our financial condition or our results of operations.
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
Our general partner has control over all decisions related to our operations. The Sponsor and Tom L. Ward through his ownership of Mach Resources own all of the membership interests in our general partner which are in the same proportion to each other as their limited partner interest ownership in us. The Sponsor and Tom L. Ward through his ownership of Mach Resources also own approximately 74,287,410 and 13,665,631, respectively, of our outstanding common units as of March 7, 2025. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, the executive officers and directors of our general partner also have a duty to manage our general partner at the direction of the Sponsor and Tom L. Ward through his ownership of Mach Resources. As a result of these relationships, conflicts of interest may arise in the future between the Sponsor, Tom L. Ward in his capacity as a member of our general partner through his ownership of Mach Resources and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand; provided, however, that under our code of business conduct, any such member of our management, so long as they are an executive officer, is required to avoid personal conflicts of interest and not compete against us, in each case unless approved by the Board. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of us and our common unitholders. These conflicts include, among others, the following:
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
Our general partner has control over all decisions related to our operations. Since affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources) collectively own and control the voting of an aggregate of approximately 74.3% of our outstanding common units as of March 7, 2025, the other unitholders do not have an ability to influence any operating decisions and are not able to prevent us from entering into any transactions. However, our partnership agreement can generally be amended with the consent of our general partner and the approval of the holders of a majority of our outstanding common units (including common units held by affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources)). Assuming we do not issue any additional common units and affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources) do not transfer any of their common units, affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources) will generally have the ability to control any amendment to our partnership agreement, including our policy to distribute all of our cash available for distribution to our unitholders. Furthermore, the goals and objectives of the affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources) that hold our common units relating to us may not be consistent with those of a majority of the other unitholders. Please read “— Our general partner and its affiliates own a controlling interest in us and have conflicts of interest with, and owe limited duties to, us, which may permit them to favor their own interests to the detriment of us and our unitholders.”

Even if our unitholders are dissatisfied, they cannot remove our general partner without its consent.
The public unitholders are unable initially to remove our general partner without its consent because affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources) own sufficient units to prevent the removal of our general partner. Our general partner may not be removed except by vote of the holders of at least 66⅔% of all outstanding units voting together as a single class is required to remove our general partner. As of March 7, 2025, affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources) own approximately 74.3% of our outstanding common units, which enable those holders, collectively, to prevent the removal of our general partner.
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
As of March 7, 2025, the Sponsor owns 74,287,410 common units, or approximately 62.8% of our limited partner interests, and management owns 14,176,882 common units, or approximately 12.0% of our limited partner interests. Under our partnership agreement, we have agreed to register for resale under the Securities Act and applicable state securities laws any common units or other partnership interests proposed to be sold by our general partner or any of its affiliates, which includes the Sponsor and Tom L. Ward through his ownership of Mach Resources. The sale of these units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
We and our general partner have entered into a MSA with Mach Resources pursuant to which Mach Resources will manage and perform all aspects of our oil and gas and midstream operations and other general and administrative functions in exchange for reimbursement of certain expenses. On a monthly basis, we will reimburse our general partner and its affiliates for certain expenses they incur and payments they make on our behalf pursuant to the MSA. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us. The reimbursement of expenses to our general partner and its affiliates will reduce the amount of cash available for distribution to our unitholders. For the year ended December 31, 2024, we paid $112.9 million to Mach Resources, which consisted of $7.4 million for a management fee and $105.5 million for reimbursements of its costs and expenses under the management services agreements among Mach Resources, the Company and the Mach Companies.
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
We have a limited history operating as a publicly traded partnership. As a publicly traded partnership, we incur significant legal, accounting and other expenses that we did not incur prior to the Offering. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the NYSE, require publicly traded entities to adopt various corporate governance practices that will further increase our costs. The amount of our expenses or reserves for expenses, including the costs of being a publicly traded partnership will reduce the amount of cash we have for distribution to our unitholders. As a result, the amount of cash we have available for distribution to our unitholders will be affected by the costs associated with being a public company.
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
We also incur additional expense in order to obtain director and officer liability insurance. Because of the limitations in coverage for directors, it may be more difficult for us to attract and retain qualified persons to serve on the Board or as executive officers than it was prior to the Offering.
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
Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns (including any income tax returns filed by us or the Mach Companies in respect of periods beginning prior to the closing of the Offering), it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our unitholders and former unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be made or be effective in all circumstances. If we are unable to have our unitholders and former unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own our common units during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.
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
Investments in our common units by tax-exempt entities, such as individual retirement accounts (“IRAs”) or other retirement plans, raise issues unique to them. For example, virtually all of our income allocated to unitholders who are organizations exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. A tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult their tax advisors to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from lending their common units.
We have adopted and will continue to adopt certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our respective assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many of the relative fair market value estimates ourselves. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction. A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Mach’s cybersecurity posture is proactive and multifaceted, reflecting our prioritization of safeguarding our organization against cyber threats. Through the implementation of advanced technologies and adherence to rigorous standards, we have developed a robust multilayered defense strategy designed to protect our data and information systems and align with industry best practices.
Risk Management and Strategy
Our approach to cybersecurity is comprehensive, and includes continuous risk management strategies to safeguard our digital assets and ensure the integrity and confidentiality of our data.
We employ a strategic combination of the National Institute of Standards and Technology (NIST) Cybersecurity Framework, the International Organization for Standardization (ISO), and the Center for Internet Security (CIS) best practice standards to benchmark and enhance our cybersecurity measures. We believe this multifaceted approach allows us to maintain a robust security posture, manage risks, and respond to evolving cyber threats.
Our cybersecurity practices include:
Data Monitoring and Loss Prevention: We continuously scan and monitor our systems to detect and prevent data breaches, in an effort to ensure sensitive information remains secure.

- Network Vulnerability Testing: Regular assessments of our network’s security through certified third-party testers to identify and remediate vulnerabilities.
- Robust Encryption: Implement strong encryption protocols to protect data in transit and at rest, mitigating the risk of unauthorized access.
- Continuous Monitoring: We are monitoring our digital environment continuously to detect and respond to potential security incidents quickly.
- Regular Updates: Systematic updates to our security systems in response to new threats and vulnerabilities, in an effort to maintain effective defenses.
In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. We obtain Systems and Organization Controls (“SOC”) 1 and SOC 2 reports, as applicable, from our third-party service providers which assess those entities’ controls to cover security, availability, integrity, confidentiality and privacy. Any applicable findings of this third-party assessment are analyzed by the appropriate employees and further action is taken as needed.
Management
Cybersecurity is a paramount enterprise risk, demanding vigilant attention and strategic planning. Our Chief Information Officer (“CIO”), with over 20 years of technological and leadership experience in the oil and gas industry, is responsible for all aspects of the Company’s information technology, including cybersecurity, networking, infrastructure, applications, data management and protection. The Cybersecurity Team led by the CIO, assesses and manages cybersecurity threats, implements the comprehensive cybersecurity risk management program, and supervises both the internal IT staff and external cybersecurity consultants.
The Cybersecurity Team serves a crucial role in reporting significant incidents to the CIO. The Cybersecurity Team, along with our CIO, convenes at least once each week to review any incidents related to digital security and the corresponding response actions, analyze emerging threats to the organization’s cybersecurity landscape, and deliberate on and discuss preventative strategies. Our Cybersecurity Team receives cybersecurity news and updates from various private energy sector and federal security working groups and organizations.
Governance
Cybersecurity risks are managed alongside the Company’s other enterprise risks, which the Board of Directors oversees. The Company’s IT security efforts, encompassing cybersecurity, fall under the oversight of the Audit Committee of the Board of Directors. The Company’s cybersecurity strategy undergoes a quarterly review by the Audit Committee. During these sessions, the CIO provides a comprehensive update to the Audit Committee on cybersecurity and data protection matters. This includes an assessment of the Company’s actions to recognize and reduce cybersecurity risks. Furthermore, the Company adheres to established procedures for reporting significant cybersecurity events to the Audit Committee or the Board, as appropriate.
To date, the company has not experienced any material cybersecurity incidents, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business strategy, results or financial condition.  Please see “Risk Factors” in Item 1A in this Annual Report on Form 10-K for further discussion regarding the Company’s cybersecurity risks.
Item 3. Legal Proceedings
The Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business including, but not limited to, title disputes, royalty disputes, contract claims, personal injury claims and employment claims. See Note 10 in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for information regarding our estimation and provision for potential losses related to litigation and regulatory proceedings.
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

The Company is not aware of any environmental claims existing as of December 31, 2024. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common units are listed and traded on the NYSE under the ticker symbol “MNR.” As of March 7, 2025, there were 118,334,519 common units outstanding held by 5 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record.
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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [ Reserved ]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. The following discussion and analysis should be read in conjunction with the historical audited consolidated financial statements and related notes included in Item 8 of Part II of this Annual Report and also with “Risk Factors” included in Item 1A of Part I of this Annual Report. We have applied provisions of the SEC’s FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the years ended December 31, 2024 and 2023.
The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance, which may affect our future operating results and financial position. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Actual results and the timing of the events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, net production volumes, estimates of proved reserves, capital expenditures, economic, inflationary and competitive conditions, drilling results, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report, particularly under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
We are an independent upstream oil and gas company focused on the acquisition, development and production of oil, natural gas and NGL reserves in the Anadarko Basin region of Western Oklahoma, Southern Kansas and the panhandle of Texas, and we operate approximately 5,000 PDP wells.
Within our operating areas, our assets are prospective for multiple formations, most notably the Oswego, Woodford and Mississippian formations. Our experience in the Anadarko Basin and these formations allows us to generate significant cash available for distribution from these low declining assets in a variety of commodity price environments. We also own an extensive portfolio of complementary midstream assets that are integrated with our upstream operations. These assets include gathering systems, processing plants and water infrastructure. Our midstream assets enhance the value of our properties by allowing us to optimize pricing, increase flow assurance and eliminate third-party costs and inefficiencies. In addition, our owned midstream systems generate third-party revenue.
Market Outlook
Our financial results depend on many factors, particularly commodity prices and our ability to find, develop and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand. The oil and natural gas industry is cyclical and commodity prices are highly volatile and we expect continued and increased pricing volatility in the crude oil and natural gas markets. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions, and other substantially variable factors influence market conditions for these products. Between January 1, 2023 and December 31, 2024, NYMEX WTI prices for crude oil ranged from $65.75 to $93.68 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $1.58 to $4.17 per MMbtu. The war in Ukraine and conflict in the Middle East, uncertainty regarding interest rates, global supply chain disruptions, the potential for significant new tariffs, concerns about a potential economic downturn or recession, and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2025.
Between 2022 and 2024, the Federal Reserve raised the target range for the federal funds rate in an effort to curb inflation. In September 2024 and November 2024, the Federal Reserve lowered the target range for the federal funds rate to its current range of 4.25% to 4.50% in light of the reduced inflation. In December 2024, inflation, as measured by the consumer price index, was 2.9%. We cannot predict the future inflation rate but to the extent we experience high inflation, we may see cost increases in our operations, including costs for drill rigs, workover rigs, tubulars and other well equipment, as well as increased labor costs. We continue to evaluate actions to mitigate supply chain and inflationary pressures and work closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies which are critical to many of our operations. However, these mitigation efforts may not succeed or may be insufficient. Further, if we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.

How We Evaluate Our Operations
We use a variety of financial and operational metrics to assess the performance of our operations, including the following sources of our revenue, principal components of our cost structure and other financial metrics:
•net production volumes;
•realized prices on the sale of oil, natural gas and NGLs;
•lease operating expense;
•Adjusted EBITDA; and
•cash available for distribution.
Factors Affecting the Comparability of Our Future Results of Operations to Our Historical Results of Operations
Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the reasons described below.
Acquisitions
We have completed six acquisitions in the last two years. These acquisitions are reflected in our results of operations as of and after the date of completion for each such acquisition. As a result, periods prior to each such acquisition will not contain the results of such acquired assets which will affect the comparability of our results of operations for certain historical periods. We may continue to grow our operations through acquisitions when economical, including by funding such acquisitions under our Revolving Credit Agreement.
Corporate Reorganization
The historical consolidated financial statements included in this Annual Report are of our Predecessor for periods prior to the Corporate Reorganization, and of the Company for periods after the Corporate Reorganization. Our historical financial data presented herein does not present what our actual performance results would have been on a combined basis for all fiscal periods presented.
Public Company Expenses
We expect to incur significant and recurring expenses as a publicly traded partnership, including costs associated with the employment of additional personnel, compliance under the Exchange Act, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation.

Results of Operations
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Year Ended December 31,		Change
($ in thousands)	2024	2023	Amount	Percent
Revenues:
Oil	$555,692	$422,312	$133,380	32%
Natural gas	195,472	149,795	45,677	30%
Natural gas liquids	185,621	75,245	110,376	147%
Total oil, natural gas, and NGL sales	936,785	647,352	289,433	45%
(Loss) gain on oil and natural gas derivatives, net	(18,854)	57,272	(76,126)	NM(1)
Midstream revenue	24,341	26,328	(1,987)	(8%)
Product sales	27,356	31,357	(4,001)	(13%)
Total revenues	$969,628	$762,309	$207,319	27%
Average Sales Price:
Oil ($/Bbl)	$75.27	$77.57	$(2.30)	(3%)
Natural gas ($/Mcf)	$1.93	$2.52	$(0.59)	(23%)
NGL ($/Bbl)	$24.79	$24.52	$0.27	1%
Total ($/Boe) – before effects of realized derivatives	$29.52	$35.16	$(5.64)	(16%)
Total ($/Boe) – after effects of realized derivatives	$30.07	$35.62	$(5.55)	(16%)
Net Production Volumes:
Oil (MBbl)	7,382	5,445	1,937	36%
Natural gas (MMcf)	101,147	59,378	41,769	70%
NGL (MBbl)	7,489	3,068	4,421	144%
Total (MBoe)	31,729	18,409	13,320	72%
Average daily total volumes (MBoe/d)	86.69	50.44	36.25	72%
(1)Not Meaningful
Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales increased $289.4 million, or 45%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This increase was primarily related to a 72% production increase, which resulted in increased oil, natural gas and NGL sales of $336.1 million. These increases were slightly offset with an overall decrease in the average selling price of our products, which resulted in a decrease in oil, natural gas, and NGL sales of $46.7 million.

Oil, natural gas and NGL production

Production increased 13,320 MBoe, or 72%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily a result of acquisitions and the Corporate Reorganization which added approximately 15,864 MBoe, offset by natural declines on existing wells.
Oil and natural gas derivatives

For the year ended December 31, 2024, we had realized gains on derivative instruments of $17.5 million and unrealized losses of $36.3 million for total losses of $18.9 million. For the year ended December 31, 2023, we had realized gains on derivative instruments of $8.4 million and unrealized gains of $48.8 million for total gains of $57.3 million. The change in unrealized (losses) gains for the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily due to new derivatives added in conjunction with the closing of acquisitions subsequent to December 31, 2023. The increase in realized gains is primarily from the overall decrease in oil and gas prices in 2024.
Midstream revenue

Midstream revenue decreased $2.0 million, or 8%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to lower third-party volumes flowing through our midstream facilities for the year ended December 31, 2024, as compared to the year ended December 31, 2023.
Product sales

Product sales decreased $4.0 million, or 13%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This decrease was primarily due to the decreases in third-party volume resulting in lower overall product sales of $4.5 million. This decrease was partially offset with an increase in average selling price of our NGLs. These changes corresponded with the decrease in our cost of product sales noted below.

Operating Expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Year Ended December 31,		Change
($ in thousands)	2024	2023	Amount	Percent
Operating Expenses:
Gathering and processing expense	$106,152	$39,449	$66,703	169%
Lease operating expense	180,513	127,602	52,911	41%
Production taxes	45,674	31,882	13,792	43%
Midstream operating expense	10,466	10,873	(407)	(4%)
Cost of product sales	24,026	28,089	(4,063)	(14%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	261,949	131,145	130,804	100%
Depreciation and amortization expense – other	9,018	6,472	2,546	39%
General and administrative	40,838	27,653	13,185	48%
Total operating expenses	$678,636	$403,165	$275,471	68%
Operating Expenses ($/Boe)
Gathering and processing expense	$3.35	$2.14	$1.21	57%
Lease operating expense	$5.69	$6.93	$(1.24)	(18%)
Production taxes (% of oil, natural gas and NGL sales)	4.9%	4.9%	—%	—%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$8.26	$7.12	$1.14	16%
Depreciation and amortization expense – other	$0.28	$0.35	$(0.07)	(20%)
General and administrative	$1.29	$1.50	$(0.21)	(14)%
Gathering and processing expense

Gathering and processing expense increased by $66.7 million, or 169%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily as a result of the Corporate Reorganization and acquisitions that closed in 2023, which contributed to increased gathering and processing costs of $68.2 million. The increase in gathering expense per Boe is due to BCE-Mach having higher gathering and processing costs per Boe than the Predecessor.
Lease operating expense

Lease operating expense increased $52.9 million, or 41%,for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily as a result of acquisitions and the Corporate Reorganization in 2023, which increased lease operating expenses by $66.4 million. These increases were partially offset with a $16.5 million reduction in lease operating expense associated with our Predecessor’s lease operating expense, which was driven by a decrease in workover expense, utilities, and contract services. Lease operating expenses per Boe decreased by $1.24, primarily a result of the lower cost profiles of acquired properties from 2023, and the increase in production from acquired properties as discussed above.
Production taxes

Production taxes increased $13.8 million, or 43%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This increase was primarily a result of increased production which resulted in additional production taxes of $16.0 million, partially offset with a decrease in pricing, which resulted in lower production taxes of $2.2 million. Production taxes as a percentage of oil, natural gas and NGL sales were consistent from year to year.
Midstream operating expense

Midstream operating expense decreased $0.4 million, or 4%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which is in line with the decrease in associated midstream revenue.

Cost of product sales

Cost of product sales decreased $4.1 million, or 14%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This decrease was primarily a result of decreases in third-party volume resulting in lower overall cost of product sales of $4.5 million. This decrease was partially offset with an increase in the average purchase price of NGLs. These changes corresponded with the decrease in our product sales noted above.
Depreciation, depletion, amortization and accretion expense

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties increased by $130.8 million, or 100%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase is primarily a result of acquisitions and the Corporate Reorganization in 2023 that increased the amortization base.
General and administrative costs

General and administrative costs increased $13.2 million, or 48%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in general and administrative costs was primarily a result of the Corporate Reorganization which added approximately $5.9 million in general and administrative expense. Additionally there was an increase in our consulting and professional services of $6.1 million due to higher legal costs and additional public company expenses.
Non-GAAP Financial Measures
Adjusted EBITDA
We include in this Annual Report the supplemental non-GAAP financial performance measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) equity-based compensation expense, (5) credit losses and (6) (gain) loss on sale of assets, net.
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
Cash Available for Distribution
Cash available for distribution is not a measure of net income or net cash flow provided by or used in operating activities as determined by GAAP. Cash available for distribution is a supplemental non-GAAP financial performance measure used by our management and by external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others, to assess our ability to internally fund our exploration and development activities, pay distributions, and to service or incur additional debt. We define cash available for distribution as net income adjusted for (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) equity-based compensation expense, (5) credit losses, (6) (gain) loss on sale of assets, net, (7) settlement of asset retirement obligations, (8) cash interest expense, net (9) development costs and (10) change in accrued realized derivative settlements. Development costs include all of our capital expenditures, other than acquisitions. Cash available for distribution will not reflect changes in working capital balances. Cash available for distribution is not a measurement of our financial performance or liquidity under GAAP and should not be considered as an alternative to, or more meaningful than, net income or net cash provided by or used in operating activities as determined in accordance with GAAP or as indicators of our financial performance and liquidity. The GAAP measures most directly comparable to cash available for distribution are net income and net cash provided by operating activities. Cash available for distribution should not be considered as an alternative to, or more meaningful than, net income or net cash provided by operating activities.
Reconciliations of GAAP Financial Measures to Adjusted EBITDA and Cash Available for Distribution
The following table presents our reconciliation of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measures Adjusted EBITDA and cash available for distribution, as applicable, for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2024	2023
Net Income Reconciliation to Adjusted EBITDA:
Net income	$185,179	$346,558
Interest expense, net	100,179	9,546
Depreciation, depletion, amortization and accretion	270,967	137,617
Unrealized loss (gain) on derivative investments	36,311	(48,826)
Equity-based compensation expense	6,531	3,440
Credit losses	2,240	1,746
(Gain) loss on sale of assets, net	(686)	(1)
Adjusted EBITDA	$600,721	$450,080
Net Income Reconciliation to Cash Available for Distribution:
Net income	$185,179	$346,558
Interest expense, net	100,179	9,546
Depreciation, depletion, amortization and accretion	270,967	137,617
Unrealized loss (gain) on derivative investments	36,311	(48,826)
Equity-based compensation expense	6,531	3,440
Credit losses	2,240	1,746
(Gain) loss on sale of assets, net	(686)	(1)
Settlement of asset retirement obligations	(881)	(537)
Cash interest expense, net	(92,789)	(7,596)
Development costs	(239,435)	(302,799)
Change in accrued realized derivative settlements	(150)	(4,029)
Cash Available for Distribution	$267,466	$135,119
Net Cash Provided by Operating Activities Reconciliation to Cash Available for Distribution:
Net cash provided by operating activities	$505,292	$491,742
Change in operating assets and liabilities	1,609	(53,824)
Development costs	(239,435)	(302,799)
Cash Available for Distribution	$267,466	$135,119
Reconciliation of PV-10 to Standardized Measure
Certain of our oil and natural gas reserve disclosures included in this Annual Report are presented on a PV-10 basis. PV-10 is a non-GAAP financial measure and represents the estimated present value of the future cash flows less future development and production costs from our proved reserves before income taxes discounted using a 10% discount rate. PV-10 of proved reserves generally differs from the standardized measure of discounted future net cash flows from production of proved oil and natural gas reserves (the “Standardized Measure”), the most directly comparable GAAP financial measure, because it does not include the effects of future income taxes, as is required under GAAP in computing the Standardized Measure. The Company is a limited partnership treated as a partnership for federal and state income tax purposes, and accordingly is not subject to entity level taxation. However, the Company does pay franchise taxes in the state of Texas, which are represented as income taxes in the calculation of the Company’s Standardized Measure in Note 17 in our financial statements.

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
Liquidity and Capital Resources
Our primary sources of liquidity and capital are cash flows generated by operating activities, borrowings under our Credit Agreements, and proceeds from the issuance of equity and debt. Outstanding borrowings under our Credit Agreements were $763.1 million at December 31, 2024, and the remaining availability under our Credit Agreements was $70.0 million at December 31, 2024.

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
Historically, our business plan has focused on acquiring and then exploiting the development and production of our assets. We spent approximately $239.4 million in 2024 on development costs and our budget for 2025 is between $260.0 million and $280.0 million. For purposes of calculating our cash available for distribution, we define development costs as all of our capital expenditures, other than acquisitions. Our development efforts and capital for 2025 is anticipated to focus on a mix of drilling Oswego, Woodford and Mississippian wells.
During the year ended December 31, 2024, we spent approximately $195.0 million on drilling and completion activities and related equipment and spud 50.1 net wells while bringing online 52.4 net wells, $33.5 million on remedial workovers and other capital projects, $10.9 million on midstream and other property and equipment capital projects and $123.1 million on acquisitions.
Our 2025 capital expenditures program is largely discretionary and within our control. We could choose to defer a portion of these planned 2025 capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, including acid to be used for our acid stimulation completion, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows and reduce our cash available for distribution to unitholders.

Based on current oil and natural gas price expectations, we believe that our cash flow from operations, together with borrowings from time to time under the Revolving Credit Agreement, will be sufficient to fund our operations through 2025 and the foreseeable future. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. For example, we expect a portion of our future capital expenditures to be financed with cash flows from operations derived from wells drilled on drilling locations not classified as proved reserves in our December 31, 2024 reserve report. The failure to achieve anticipated production and cash flow from operations from such wells could result in a reduction in future capital spending and/or our ability to pay distributions to unitholders. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$505,292	$491,742
Net cash (used in) investing activities	(306,316)	(1,027,157)
Net cash (used in) provided by financing activities	(245,992)	658,790
Net cash provided by operating activities.
Net cash provided by operating activities increased $13.6 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in net cash provided by operating activities is primarily attributable to the increase in revenues stemming from the Corporate Reorganization and acquisitions, which was partially offset with the increase in costs associated with operating these properties. Additionally, there was an increase in cash receipts related to derivative settlements of $12.9 million.
Net cash (used in) investing activities.
Net cash (used in) investing activities decreased $720.8 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease in net cash used in investing activities is primarily attributable to a decrease in cash used in acquisitions of $628.8 million as well as a decrease in capital expenditures on our oil and gas properties of $93.0 million from 2024 to 2023.
Net cash (used in) provided by financing activities.
Net cash (used in) provided by financing activities decreased $904.8 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease in net cash provided by financing activities is primarily attributable to a decrease in proceeds from borrowings, net of repayments and issuance costs, of $705.9 million, as well as an increase of distributions made to unitholders in 2024 and members in 2023 of $208.5 million.
Debt Agreements
Term Loan Credit Agreement and Revolving Credit Agreement
On December 28, 2023, the Company entered into (i) the Term Loan Credit Agreement with the lenders party thereto, Texas Capital Bank, as agent, and Chambers Energy Management, LP, as the arranger, and (ii) the Revolving Credit Agreement with the lenders party thereto and MidFirst Bank as the agent.
Loans advanced to the Company under the Term Loan Credit Agreement are secured by a first-priority security interest on substantially all of our assets. The Term Loan Credit Agreement has (i) an aggregate principal amount of $825.0 million, (ii) a maturity date of December 31, 2026 and (iii) an interest rate equal to the three-month SOFR plus 6.50% plus a credit spread adjustment equal to 0.15%, provided that the three-month SOFR will not be less than 3.00%. Mandatory repayments of principal in amounts equal to $82.5 million and $680.6 million are due in the year 2025 and 2026, respectively. The Term Loan Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type.
Loans advanced to the Company under the Revolving Credit Agreement are secured by a super-priority security interest on substantially all of our assets. The Revolving Credit Agreement has (i) a maximum available principal amount of $75.0 million, (ii) a maturity date of December 28, 2026 and (iii) an interest rate equal to one, three, or six month SOFR, at the

Company’s election, plus a credit spread adjustment equal to 0.10%, 0.15% or 0.25%, respectively, in each case, plus 3.00%, provided that the applicable tenor SOFR will not be less than 3.50%. The Revolving Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type. The Company is also required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Revolving Credit Agreement. As of December 31, 2024, the Revolving Credit Agreement was undrawn, and there was $5.0 million in outstanding letters of credit.
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
Contractual Obligations and Commitments
Firm transportation contracts
We are a party to firm transportation contracts for the transport of natural gas. We incurred approximately $3.4 million in firm transportation contracts for the year ended December 31, 2024 and expect to pay approximately $0.3 million in firm transportation contracts through 2025. For further information on firm transportation contracts, see the notes to our audited financial statements included in Item 8 of Part II of this Annual Report.
Operating lease obligations
Our operating lease obligations include long-term lease payments for office space, vehicles, and equipment related to exploration, development and production activities. We paid approximately $11.7 million in operating lease payments for the year ended December 31, 2024 and expect to pay approximately $16.8 million in operating lease payments through 2029. For further information on our operating lease obligations, see the notes to our audited financial statements included in Item 8 of Part II of this Annual Report.
Critical Accounting Estimates
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
Estimates of natural gas and oil reserves and their values, future production rates, future development costs and commodity pricing differentials are the most significant of our estimates. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based on actual production, results of subsequent exploration and development activities, recent commodity prices, operating costs and other factors. These revisions could materially affect our financial statements. The volatility of commodity prices results in increased uncertainty inherent in these estimates and assumptions. Changes in oil, natural gas, or NGL prices could result in actual results differing significantly from our estimates. See Note 17 of our consolidated financial statements for further information.

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
The most significant assumptions relate to the estimated fair values assigned to our proved oil and natural gas properties. The assumptions made in performing these valuations include future net production volumes, future commodity prices and costs, future operating and development activities, projections of oil and gas reserves and a weighted average cost of capital rate. There is no assurance the underlying assumptions or estimates associated with the valuation will occur as initially expected.
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
Counterparty and Customer Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of a contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of December 31, 2024, we had derivative instruments in place with four different counterparties. We believe our counterparties currently represent acceptable credit risks. We are not required to provide credit support or collateral to our counterparties under current contracts, nor are they required to provide credit support or collateral to us.
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
Interest Rate Risk
Variable rate debt
At December 31, 2024, we had $763.1 million of debt outstanding under the Term Loan Credit Agreement. Borrowings outstanding under the Term Loan Credit Agreement bore an effective interest rate of 12.3% as of December 31, 2024. Assuming no change in the amount outstanding, the impact on interest expense of a 1% (or 100 basis points) increase or decrease in the assumed weighted average interest rate on our variable interest debt would be approximately $7.6 million per year based on our borrowings outstanding at December 31, 2024.
Interest rate derivative activities
As of December 31, 2024, we did not have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness, but we may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
MACH NATURAL RESOURCES LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
General Partner and Unitholders
Mach Natural Resources LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Mach Natural Resources LP (a Delaware limited partnership) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, partners’ capital and members’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Oklahoma City, Oklahoma
March 13, 2025

MACH NATURAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$105,776	$152,792
Accounts receivable – joint interest and other, net	38,606	54,155
Accounts receivable – oil, gas, and NGL sales	132,945	78,051
Short-term derivative assets	14,069	24,802
Inventories	24,301	31,377
Other current assets	6,399	2,425
Total current assets	322,096	343,602
Oil and natural gas properties, using the full cost method:
Proved oil and natural gas properties	2,419,998	2,097,540
Less: accumulated depreciation, depletion and amortization	(520,641)	(265,895)
Oil and natural gas properties, net	1,899,357	1,831,645
Other property, plant and equipment	115,475	105,302
Less: accumulated depreciation	(23,710)	(15,642)
Other property, plant and equipment, net	91,765	89,660
Long-term derivative assets	640	15,112
Other assets	9,487	7,102
Operating lease assets	14,869	17,394
Total assets	$2,338,214	$2,304,515
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52,440	$44,577
Accounts payable – related party	1,996	2,867
Accrued liabilities	53,500	44,529
Revenue payable	150,165	110,296
Short-term derivative liabilities	6,233	—
Current portion of long-term debt	82,500	61,875
Current portion of operating lease liabilities	5,587	10,765
Total current liabilities	352,421	274,909
Long-term debt	668,778	745,140
Asset retirement obligations	101,858	85,094
Long-term derivative liabilities	4,873	—
Long-term portion of operating leases	9,302	6,705
Other long-term liabilities	1,936	943
Total long-term liabilities	786,747	837,882
Commitments and contingencies (Note 10)
Partners’ capital:
Partners’ capital	1,199,046	1,191,724
Total liabilities and partners’ capital	$2,338,214	$2,304,515

The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per common unit data)

	Year Ended December 31,
	2024	2023	2022
Revenue
Oil, natural gas, and NGL sales	$936,785	$647,352	$860,388
(Loss) gain on oil and natural gas derivatives	(18,854)	57,272	(67,453)
Midstream revenue	24,341	26,328	44,373
Product sales	27,356	31,357	100,106
Total revenues	969,628	762,309	937,414

Operating expenses
Gathering and processing	106,152	39,449	47,484
Lease operating expense	180,513	127,602	95,941
Production taxes	45,674	31,882	47,825
Midstream operating expense	10,466	10,873	15,157
Cost of product sales	24,026	28,089	94,580
Depreciation, depletion, amortization and accretion – oil and natural gas	261,949	131,145	84,070
Depreciation and amortization – other	9,018	6,472	4,519
General and administrative	33,438	22,861	23,491
General and administrative – related party	7,400	4,792	1,963
Total operating expenses	678,636	403,165	415,030
Income from operations	290,992	359,144	522,384

Other (expense) income
Interest expense	(104,596)	(11,201)	(4,852)
Other (expense) income, net	(1,217)	(1,385)	(691)
Total other expense	(105,813)	(12,586)	(5,543)
Net income	$185,179	$346,558	$516,841
Less: net income attributable to Predecessor	—	(278,040)
Net income attributable to Mach Natural Resources LP	$185,179	$68,518
Net income per common unit attributable to Mach Natural Resources LP
Basic	$1.90	$0.72
Diluted	$1.90	$0.72
Weighted average common units outstanding:
Basic	97,591	94,907
Diluted	97,701	94,907
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND MEMBERS’ EQUITY
(in thousands)

	Predecessor	Mach Natural Resources LP
	Members’ Equity	Common Units	Partners’ Capital	Total Partners’ Capital and Members’ Equity
Balance at December 31, 2021	$278,699	—	$—	$278,699
Contributions	65,000	—	—	65,000
Distributions	(274,837)	—	—	(274,837)
Equity compensation	7,527	—	—	7,527
Net income	516,841	—	—	516,841
Balance at December 31, 2022	$593,230	—	$—	$593,230
Contributions	20,000	—	—	20,000
Distributions	(101,350)	—	—	(101,350)
Equity compensation	2,595	—	—	2,595
Net income prior to the Corporate Reorganization	278,040	—	—	278,040
Common units issued in Corporate Reorganization to Existing Owners of BCE-Mach III LLC (Note 1)	(792,515)	76,769	792,515	—
Common units issued for the acquisitions of BCE-Mach I LLC and BCE-Mach II LLC (Note 3)	—	11,981	227,644	227,644
Common units issued in the Offering, net of underwriting fees and offering expenses (Note 1)	—	10,000	168,465	168,465
Common units repurchased from Exchanging Members (Note 1)	—	(3,750)	(66,263)	(66,263)
Equity compensation subsequent to the Corporate Reorganization	—	—	845	845
Net income subsequent to the Corporate Reorganization	—	—	68,518	68,518
Balance at December 31, 2023	$—	95,000	$1,191,724	$1,191,724
Net income	—	—	185,179	185,179
Distributions to unitholders	—	—	(311,622)	(311,622)
Equity compensation	—	—	6,531	6,531
Withholding taxes paid on vesting of phantom units	—	199	(1,618)	(1,618)
Common units issued in the public offering, net of underwriting fees and offering expenses	—	8,291	128,852	128,852
Balance at December 31, 2024	$—	103,490	$1,199,046	$1,199,046
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$185,179	$346,558	$516,841
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion, amortization and accretion	270,967	137,617	88,589
Loss (gain) on derivative instruments	18,854	(57,272)	67,453
Cash receipts (payments) on settlement of derivative contracts, net	17,307	4,417	(94,201)
Debt issuance costs and discount amortization	7,390	1,950	375
Settlement of contingent consideration	—	—	(13,547)
Equity based compensation	6,531	3,440	7,527
Credit losses	2,240	1,746	—
(Gain) on sale of assets	(686)	(1)	(45)
Settlement of asset retirement obligations	(881)	(537)	(49)
Changes in operating assets and liabilities (decreasing) increasing cash:
Accounts receivable	(46,870)	15,634	(33,767)
Revenue payable	39,869	19,029	(908)
Accounts payable and accrued liabilities	3,327	5,730	12,178
Other	2,065	13,431	3,096
Net cash provided by operating activities	505,292	491,742	553,542

Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(209,352)	(302,376)	(233,584)
Capital expenditures for other property and equipment	(10,964)	(12,428)	(9,441)
Acquisition of assets	(126,049)	(754,847)	(96,620)
Acquisition of assets – related party	—	—	(37,242)
Cash acquired from the acquisition of businesses	—	39,153	—
Proceeds from sales of oil and natural gas properties	39,107	3,305	3,996
Proceeds from sales of other property and equipment	942	36	231
Net cash (used in) investing activities	(306,316)	(1,027,157)	(372,660)

Cash flows from financing activities
Proceeds from borrowings on term note	—	811,000	—
Repayments of borrowings on term note	(61,875)	—	—
Proceeds from Initial Public Offering and additional public offerings, net of offering costs	128,852	168,465	—
Purchases of units from exchanging members	—	(66,263)	—
Proceeds from borrowings on credit facility	—	68,000	—
Repayments of borrowings on credit facility	—	(235,000)	(900)
Debt issuance costs	(1,522)	(6,062)	—
Contributions from members	—	20,000	65,000
Distributions to members	—	(101,350)	(274,837)
Distributions to unitholders	(309,829)	—	—
Withholding taxes paid on vesting of phantom units	(1,618)	—	—
Net cash (used in) provided by financing activities	(245,992)	658,790	(210,737)
Net (decrease) increase in cash and cash equivalents	(47,016)	123,375	(29,855)
Cash and cash equivalents, beginning of period	152,792	29,417	59,272
Cash and cash equivalents, end of period	$105,776	$152,792	$29,417
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
Our historical financial data for the year ended December 31, 2022, reflects BCE-Mach III LLC, the accounting predecessor of Mach Natural Resources LP. Our financial and operating data for the year ended December 31, 2023 includes BCE-Mach III for the entire period and BCE-Mach LLC and BCE-Mach II LLC from October 25, 2023, the effective date of the acquisition as a result of the Corporate Reorganization.
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
As of December 31, 2024 the Company had one customer that represented approximately 22.6% of our total joint interest receivables. As of December 31, 2023 the Company had three customers that represented approximately 23.5%, 16.2%, and 12.6% of our total joint interest receivables.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company establishes its allowance for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. The Company estimates uncollectible amounts based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s expected ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company considers forecasts of future economic conditions in its estimate of expected credit losses and adjusts its allowance for expected credit losses when necessary. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. At December 31, 2024 and December 31, 2023, the allowance for credit losses related to joint interest receivables was $3.9 million and $1.7 million, respectively, and the credit losses related to sales of oil and natural gas properties were not material.
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
Oil and Natural Gas Operations
The Company uses the full cost method of accounting for its exploration and development activities. Under this method of accounting, costs of both successful and unsuccessful exploration and development activities are capitalized as proved oil and natural gas properties. This includes any internal costs that are directly related to exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities, which are expensed as incurred. Capitalized costs are depreciated using the unit of production method. Under this method, depletion is computed at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by a net equivalent proved reserves at the beginning of the period. The average depletion rate per barrel equivalent unit of production was $8.03, $6.86 and $5.18 for the years ended December 31, 2024, 2023 and 2022, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $254.7 million, $126.4 million and $80.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Under the full cost method, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the full cost “ceiling” at the end of each reporting period. The ceiling is calculated based on the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%. The estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and natural gas properties. Estimated future net cash flows are calculated using the preceding 12-months’ average price based on closing prices on the first day of each month. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. The ceiling limitation computation is determined without regard to income taxes due to the Internal Revenue Service recognition of the Company as a flow-through entity. No impairments on proved oil and natural gas properties were recorded for the years ended December 31, 2024, 2023 and 2022.
Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. As of December 31, 2024, and December 31, 2023, the Company had no properties excluded from the full cost pool.
Sales of oil and natural gas properties being amortized are accounted for as adjustments to the full cost pool, with no gain or loss recognized, unless the adjustments would significantly alter the relationship between capitalized costs and proved

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
oil, natural gas, and natural gas liquids (“NGL”) reserves. A significant alteration would not ordinarily be expected to occur upon the sale of reserves involving less than 25% of the proved reserve quantities of a cost center.
Other Property and Equipment, Net
Other property and equipment primarily consists of gathering systems, processing plants, and a salt water disposal system. Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years. Depreciation expense for other property and equipment was $9.0 million, $6.5 million and $4.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Impairment losses are recorded on property and equipment used in operations and other long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. No impairment was recorded for the years ending December 31, 2024, 2023 and 2022.
Inventories
Inventories are stated at the lower of cost or net realizable value and consist of production and midstream equipment not placed in service as of December 31, 2024, and 2023, and crude oil held in storage. The Company’s production equipment primarily comprises oil and natural gas drilling or repair items such as tubing, casing and pumping units, as well as pipe for midstream operations, and are valued primarily using a weighted average cost method applied to specific classes of inventory items. Crude oil inventories are valued using the first-in, first-out inventory method. The components of inventory consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Production equipment	$23,475	$30,155
Crude oil in storage	826	1,222
Total	$24,301	$31,377
Debt Issuance Costs
Other assets include capitalized costs related to the Revolving Credit Agreement of $2.6 million, net of accumulated amortization of $2.0 million as of December 31, 2024. As of December 31, 2023, other assets include capitalized costs related to the Revolving Credit Agreement of $2.2 million, net of accumulated amortization of $1.6 million. These costs are being amortized over the terms of the related credit agreements and are reported as interest expense on the Company’s statements of operations.
Debt issuance costs and the discount associated with the Company’s term loan are presented as a reduction of the carrying value of long-term debt on the Company’s balance sheet. As of December 31, 2024 and December 31, 2023, the Company had unamortized debt issuance costs and discount of $11.8 million and $18.0 million, respectively, in relation to the term loan.
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
The Company disallows the recognition of tax positions not deemed to meet a “more-likely-than not” threshold of being sustained by the applicable tax authority. The Company’s policy is to reflect interest and penalties related to uncertain tax positions in general and administrative expense, when and if they become applicable. The Company did not recognize any

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
potential interest or penalties in its financial statements for the year ended December 31, 2024. The Company’s tax years 2023, 2022 and 2021 remain open for examination by state authorities.
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
In general, the amount of ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an estimated credit adjusted rate. If the estimated ARO changes materially, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The following is a reconciliation of ARO activity for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Asset retirement obligation at beginning of period	$85,094	$52,359
Liabilities assumed in acquisitions	9,387	27,637
Liabilities incurred	765	518
Liabilities settled	(614)	(497)
Liabilities revised	23	313
Accretion expense	7,203	4,764
Asset retirement obligation at end of period	$101,858	$85,094
Revenue Recognition
Sales of oil, natural gas and NGLs are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, control has transferred and collectability of the revenue is probable. The Company’s performance obligations are satisfied at a point in time. This occurs when control is transferred to the purchaser upon delivery of contract specified production volumes at a specified point. The pricing provisions in the Company’s contracts are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, the quality of the oil or natural gas and the prevailing supply and demand conditions. As a result, the price of the oil, natural gas and NGL fluctuates to remain competitive with other available oil, natural gas and NGL supplies. The payment date is usually within 30 to 90 days of the end of the calendar month in which the commodity is delivered.
Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production is historically volatile and unpredictable, and the Company expects this volatility to continue in the future. The prices the Company receives for production depend on many factors outside of our control. See Note 7 for the Company’s management of price volatility.
Oil Sales
The Company’s oil sales contracts are structured where it delivers oil to the purchasers at the wellhead, where the purchaser takes custody, title and risk of loss of the product. Under this arrangement, the Company recognizes revenue when control transfers to the purchaser at the delivery point based on the price received from the purchaser. Oil revenues

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Midstream Revenue and Product Sales
The Company’s gathering and processing revenue is generated from owned gathering and compression systems and processing plants acquired in the Company’s acquisitions. The Company charges a gathering, compression, processing rate per MMBtu transported through the gathering system and processing plant. The Company also gathers and disposes of salt water from producing wells through an owned pipeline system and disposal wells. The Company charges a fixed rate per barrel of water for gathering and disposal. Fees are recognized as revenue based on measured volume at the specified delivery points when the associated service is performed.
Product sales are generated from the Company’s sale of natural gas, oil and NGL production purchased from third parties and subsequently gathered and processed through the Company’s owned midstream facilities. Product sales include activity from certain third-party percent-of-proceeds contracts where the Company keeps a contractually based percentage of proceeds from the sale of natural gas and NGL production, as payment for processing natural gas from the third parties. The Company retains control of the purchased natural gas and NGLs prior to delivery to the purchaser and satisfies its performance obligations by transferring control of the product at the delivery point and recognizes revenue based on the contract price received from the purchaser. The costs of buying natural gas, oil and NGL production from third-party shippers are included as costs of product sales on the statement of operations.
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
Concentrations
The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. The following purchasers each accounted for more than 10% of the Company’s revenues for the periods indicated:

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023	2022
Phillips 66 Company	32.2%	52.6%	16.9%
Shell Oil Company	12.7%	*	*
ONEOK Hydrocarbon L.P.	*	10.4%	*
NextEra Energy Marketing, LLC	*	12.9%	17.0%
Hinkle Oil and Gas Inc.	*	*	31.5%
__________
* Purchaser did not account for greater than 10% of oil, natural gas, and NGL sales for the year.
The Company’s receivables as of December 31, 2024 and 2023 from oil and gas sales are typically concentrated with the same counterparties noted above. The Company does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Contract Balances
Cash received relating to future performance obligations is deferred and recognized when all revenue recognition criteria are met. Contract liabilities generated from such deferred revenue are not considered to be material as of December 31, 2024. The Company's product sales and marketing contracts do not give rise to contract assets.
Revenue Disaggregation
The following table displays the revenue disaggregated and reconciles disaggregated revenue to the revenue reported (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues:
Oil	$554,007	$421,737	$447,997
Natural gas	210,385	150,962	300,785
NGL	184,246	74,815	109,756
Gross oil, natural gas, and NGL sales	948,638	647,514	858,538
Transportation, gathering and marketing	(11,853)	(162)	1,850
Net oil, natural gas, and NGL sales	$936,785	$647,352	$860,388

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings per Common Unit
The Company’s basic earnings per unit (“EPU”) is computed based on the weighted average number of common units outstanding for the period. Diluted EPU includes the effect of the Company’s phantom units if the inclusion of these units is dilutive. See Note 13 for additional information on the Company’s EPU.

Supplemental Cash Flow Information
Supplemental disclosures to the statements of cash flows are presented below (in thousands):

	Year ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$97,932	$8,373	$4,339
Non-cash investing and financing activities:
Change in accrued capital expenditures	$19,119	$(19,104)	$29,363
Asset retirement cost capitalized	$765	$518	$1,660
Right-of-use assets obtained in exchange for lease liabilities	$9,055	$10,767	$22,266
Equity issued in exchange for net assets acquired in business combinations	$—	$227,644	$—
Change in accrued distributions	$(1,793)	$—	$—
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This guidance was effective for annual periods beginning after December 15, 2023, and the Company implemented it retrospectively for all periods presented. See Note 15 for additional information on the Company’s reportable segment disclosures.
In November 2024, the FASB issued ASU 2024-03, which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The guidance is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments in this update are to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures, but does not believe the adoption of the update will impact the Company’s financial position, results of operations or liquidity.

3.Acquisitions and Divestitures

2024 Acquisitions
Ardmore Basin Acquisition
On August 26, 2024, the Company entered into a Consent Agreement with the purchaser under a Purchase and Sale Agreement (the “Ardmore Basin PSA”) to acquire oil and gas properties in the Ardmore Basin of Oklahoma for consideration of approximately $98.0 million in cash, subject to certain customary purchase price adjustments (the “Ardmore Basin Acquisition”). The Company plans to finalize all such adjustments and complete the purchase price allocation in 2025 based on terms of the Ardmore Basin PSA. The Company does not expect post-closing adjustments to be material and they would affect the value of proved oil and gas properties.
The transaction closed on October 1, 2024. This purchase was accounted for as an asset acquisition as substantially all of the fair value of acquired assets could be allocated to a single identified asset group of proved oil and natural gas properties. The table below reflects the preliminary fair value estimates of the assets acquired and liabilities assumed as of the acquisition date. See Note 8 for additional information regarding fair value measurements. Below is a reconciliation of the assets acquired and liabilities assumed (in thousands):

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ardmore Basin Acquisition
Consideration transferred:
Cash consideration	$78,317
Capitalized transaction costs	1,295
Less: purchase price adjustment receivable	(2,735)
Total acquisition consideration	$76,877
Assets acquired:
Proved oil and natural gas properties	$85,663
Other assets	13
Total assets to be acquired	85,676
Liabilities assumed:
Revenue suspense	8,636
Asset retirement obligations	163
Total liabilities assumed	8,799
Net assets acquired	$76,877
Western Kansas Acquisition
On August 9, 2024, the Company executed a purchase and sale agreement (the “Western Kansas PSA”) to purchase certain oil and gas properties in Kansas and Oklahoma for consideration of $38.0 million in cash, subject to certain customary purchase price adjustments (the “Western Kansas Acquisition”). The Company plans to finalize all such adjustments and complete the purchase price allocation in 2025 based on terms of the Western Kansas PSA. The Company does not expect post-closing adjustments to be material and they would affect the value of proved oil and gas properties.
The transaction closed on September 25, 2024. This purchase was accounted for as an asset acquisition as substantially all of the fair value of acquired assets could be allocated to a single identified asset group of proved oil and natural gas properties. The table below reflects the preliminary fair value estimates of the assets acquired and liabilities assumed as of

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the acquisition date. See Note 8 for additional information regarding fair value measurements. Below is a reconciliation of the assets acquired and liabilities assumed (in thousands):

	Initial			As of December 31, 2024
	Western Kansas Acquisition	Adjustments		Western Kansas Acquisition
Consideration transferred:
Cash consideration	$36,657	$857	(a)	$37,514
Capitalized transaction costs	—	225	(a)	225
Less: purchase price adjustment receivable	—	(336)	(a)	(336)
Total acquisition consideration	$36,657	$746		$37,403
Assets acquired:
Proved oil and natural gas properties	$45,582	$870	(a)	$46,452
Other property and equipment	400	—		400
Other assets	123	—		123
Total assets to be acquired	46,105	870		46,975
Liabilities assumed:
Revenue suspense	333	15	(a)	348
Asset retirement obligations	9,115	109	(a)	9,224
Total liabilities assumed	9,448	124		9,572
Net assets acquired	$36,657	$746		$37,403
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

	Initial			Final
	Paloma Acquisition	Adjustments		Paloma Acquisition
Consideration transferred:
Cash consideration	$748,587	$(23,756)	(a)	$724,831
Capitalized transaction costs	1,695	1,295	(a)	2,990
Less: purchase price adjustment receivable	(15,160)	15,160	(a)	—
Total acquisition consideration	$735,122	$(7,301)		$727,821
Assets acquired:
Accounts receivable	$4,239	$—		$4,239
Inventories	166	—		166
Proved oil and natural gas properties	750,476	268	(a)	750,744
Total assets to be acquired	754,881	268		755,149
Liabilities assumed:
Revenue payable	18,295	7,569	(a)	25,864
Asset retirement obligations	1,464	—		1,464
Total liabilities assumed	19,759	7,569		27,328
Net assets acquired	$735,122	$(7,301)		$727,821

a.Adjustment reflects additional accounting data received and processed subsequent to the acquisition date. The initial purchase price allocation considered available data at the time of disclosure.
BCE-Mach LLC and BCE-Mach II LLC
On October 25, 2023, as part of the Corporate Reorganization, the Existing Owners contributed all of their equity interests in BCE-Mach, BCE-Mach II and the Predecessor to the Company in exchange for 100% of the limited partnership interests in the Company to effectuate the acquisition. While there was a high degree of common ownership, the Mach Companies were not under common control for financial reporting purposes. The Predecessor was identified as the accounting acquirer of BCE-Mach and BCE-Mach II which have been accounted for as business combinations under the acquisition method of accounting under U.S. GAAP.
The following table presents the fair value of consideration transferred by the Company for each of the acquisitions (amounts in thousands, except unit and per unit amounts):

(Amounts in thousands, except share amounts)	BCE-Mach LLC	BCE-Mach II LLC
Common units issued for acquisition	7,765,625	4,215,625
Offering price of common units	$19.00	$19.00
Total acquisition consideration	$147,547	$80,097

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
Proved properties were valued using an income approach based on underlying reserves projections as of the acquisition date. The income approach is considered a Level 3 fair value estimate and includes significant assumptions of future production, commodity prices, operating and capital cost estimates, the weighted average cost of capital for industry peers, which represents the discount factor and risk adjustment factors based on reserve category. Price assumptions were based on observable market pricing, adjusted for historical differentials, while cost estimates were based on current observable costs inflated based on historical and expected future inflation.
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
2022 Acquisitions
Camino Natural Resources, LLC
On May 17, 2022, the Company executed a purchase and sale agreement with Camino Natural Resources, LLC for the sale of certain oil and natural gas properties in Oklahoma for $22.0 million subject to certain adjustments. The transaction closed on June 30, 2022 and was effective as of January 1, 2022. The acquisition was funded through contributions from members and operational cash flow. The purchase was accounted for as an asset acquisition as substantially all the fair value of the acquired assets could be allocated to a single identifiable asset group. Acquired assets primarily consist of oil and natural gas properties of $15.8 million, net of asset retirement obligations assumed of $2.2 million and revenue suspense liabilities of $0.4 million. Cash paid for assets as of December 31, 2024 was $15.4 million.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cash paid for assets as of December 31, 2024 was $59.0 million.
Woolsey Energy Corporation
On December 1, 2021, the Company executed a purchase and sale agreement with Woolsey Energy Corporation and other affiliates for the sale of certain oil and natural gas properties in Kansas, Oklahoma, and Texas for $26.0 million subject to certain adjustments. The transaction closed on January 31, 2022 and was effective as of December 1, 2021. The acquisition was funded through operational cash flow. The purchase was accounted for as an asset acquisition as substantially all the fair value of the acquired assets could be allocated to a single identifiable asset group. Acquired assets primarily consist of oil and natural gas properties of $23.2 million, net of asset retirement obligations assumed of $6.4 million, and inventory of $1.5 million. Cash paid for assets as of December 31, 2024 was $24.7 million.
BCE-Stack Development LLC
On November 12, 2021, the Company executed a purchase and sale agreement with BCE-Stack Development LLC for the sale of certain oil and natural gas properties in Oklahoma for $40.5 million subject to certain adjustments. The transaction closed on February 28, 2022 and was effective as of January 1, 2022. The acquisition was funded through operational cash flow. The purchase was accounted for as an asset acquisition as substantially all the fair value of the acquired assets could be allocated to a single identifiable asset group. Acquired assets primarily consist of oil and natural gas properties of $37.2 million, net of asset retirement obligations assumed of $0.5 million. Cash paid for assets as of December 31, 2024 was $37.2 million.

Divestitures
On June 26, 2024, the Company executed a purchase and sale agreement to sell certain acreage not attributable to the Company’s proved developed reserves. The proceeds from the sale were approximately $38.0 million, and were applied as a credit against the full cost pool with no gain or loss recognized.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.Property and Equipment
The Company’s property and equipment consists of the following (in thousands):

	As of December 31,
	2024	2023
Oil and natural gas properties
Proved properties	$2,419,998	$2,097,540
Accumulated depreciation and depletion	(520,641)	(265,895)
Oil and natural gas properties, net	$1,899,357	$1,831,645
Other property and equipment
Gas gathering system	$35,241	$32,873
Gas processing plants	35,949	34,888
Water disposal assets	28,977	26,088
Other assets	15,308	11,453
Total other property and equipment	115,475	105,302
Accumulated depreciation, depletion and amortization	(23,710)	(15,642)
Total other property and equipment, net	$91,765	$89,660
5.Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Operating expenses	$12,489	$15,686
Capital expenditures	24,027	15,042
Payroll costs	7,842	5,989
Derivative settlements	149	—
Severance and other tax	5,202	3,438
Midstream shipper payable	1,160	1,247
General, administrative, and other	2,631	3,127
Total accrued liabilities	$53,500	$44,529
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
Loans advanced to the Company under the Term Loan Credit Agreement are secured by a first-priority security interest on substantially all of our assets. The Term Loan Credit Agreement has (i) an aggregate principal amount of $825.0 million, (ii) a maturity date of December 31, 2026 and (iii) an interest rate equal to the three-month SOFR plus 6.50% plus a credit spread adjustment equal to 0.15%, provided that the three-month SOFR will not be less than 3.00%. The Term Loan Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type. Mandatory repayments of principal of $82.5 million, and $680.6 million are due in the year 2025 and 2026, respectively. As of December 31, 2024 and December 31, 2023, there were $763.1 million and $825.0 million, respectively, of outstanding borrowings under the Term Loan Credit Agreement. The effective interest rate as of December 31, 2024 and December 31, 2023 was 12.3% and 13.1%, respectively.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans advanced to the Company under the Revolving Credit Agreement are secured by a super-priority security interest on substantially all of our assets. The Revolving Credit Agreement has (i) a maximum available principal amount of $75.0 million, with maximum commitments currently equal to $75.0 million, (ii) a maturity date of December 28, 2026 and (iii) an interest rate equal to the one, three, or six month SOFR, at the Company’s election, plus a credit spread adjustment equal to 0.10%, 0.15%, or 0.25%, respectively, in each case, plus 3.00%, provided that the applicable tenor SOFR will not be less than 3.50%. The Revolving Credit Agreement includes customary covenants, mandatory repayments and events of default of financings of this type. The Company is also required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Revolving Credit Agreement. As of December 31, 2024, the Revolving Credit Agreement was undrawn, and there was $5.0 million in outstanding letters of credit, which reduce the amount available to borrow under the Revolving Credit Agreement.
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
Subsequent to December 31, 2024, the Company repaid in full and terminated the Term Loan Credit Agreement and the Revolving Credit Agreement. For additional information see Note 16.
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
At the Predecessor’s election, outstanding borrowings under the credit agreement bore interest at a per annum rate elected by the Predecessor that was equal to an alternative base rate (which was equal to the greatest of the most recent prime rate, the Federal Funds effective rate plus 0.5%, and 1-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranged from 2.0% to 3.0% in the case of the alternate base rate and from 3.25% to 4.25% in the case of LIBOR, in each case depending on the amount of loans and letters of credit outstanding. The Predecessor was obligated to pay a quarterly commitment fee of 0.50% per year on the unused portion of the commitment, which fee was also dependent on the amount of loans and letters of credit outstanding. The effective interest rate as of December 31, 2023 was 7.7%.
On November 10, 2023, there was $91.9 million outstanding under the BCE-Mach III Credit Facility, which was repaid and terminated when the Company entered into the November 2023 Credit Facility. The termination of the BCE-Mach III Credit Facility was treated as a debt modification, due to the makeup of banks in each credit facility syndicate. The Company wrote off the issuance costs associated with banks exiting the credit facility, and evaluated the change in borrowing capacity with remaining syndicate members and determined no additional issuance cost write offs were necessary. Total write offs of issuance costs were $14.0 thousand, and were included in the Company’s interest expense on the statement of operations.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Under fixed price swap contracts, the Company receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. Crude oil derivative contracts are indexed and settled based on NYMEX West Texas Intermediate (“WTI”) pricing and natural gas derivative contracts are indexed and settled based on NYMEX Henry Hub pricing.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company reports the fair value of derivatives on the balance sheet in derivative contracts assets and derivative contracts liabilities as either current or noncurrent based on the timing of expected future cash flows of individual trades. See Note 8 for additional information regarding fair value measurements.
The following table summarizes our open financial derivative positions as of December 31, 2024, related to oil production:

Period	Volume (Mbbl)	Weighted Average Fixed Price
Q1 2025	749	$71.53
Q2 2025	674	72.18
Q3 2025	622	68.78
Q4 2025	581	68.37
Q1 2026	274	68.67
Q2 2026	259	73.45
Q3 2026	247	66.25
Q4 2026	236	65.35
The following table summarizes our open financial derivative positions as of December 31, 2024, related to natural gas production:

Period	Volume (Bbtu)	Weighted Average Fixed Price
Q1 2025	10,789	$3.72
Q2 2025	10,280	3.43
Q3 2025	9,846	3.53
Q4 2025	9,464	4.02
Q1 2026	4,562	3.48
Q2 2026	4,409	3.48
Q3 2026	4,269	3.48
Q4 2026	4,141	3.75
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

	As of December 31,
	2024	2023
Derivative contracts – current, gross	$14,696	$24,802
Netting arrangements	(627)	—
Derivative contracts – current, net	$14,069	$24,802

Derivative contracts – long-term, gross	$2,182	$15,112
Netting arrangements	(1,542)	—
Derivative contracts – long-term, net	$640	$15,112

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents the gross amounts of recognized derivative liabilities, the amounts that are subject to offsetting under master netting arrangements and the net recorded fair values as recognized on the balance sheet (in thousands):

	As of December 31,
	2024	2023
Derivative contracts – current, gross	$(6,860)	$—
Netting arrangements	627	—
Derivative contracts – current, net	$(6,233)	$—

Derivative contracts – long-term, gross	$(6,415)	$—
Netting arrangements	1,542	—
Derivative contracts – long-term, net	$(4,873)	$—

Gains and Losses.    The following table presents the settlement and mark-to-market (“MTM”) gains and losses on oil and natural gas derivatives presented as a gain or loss on derivatives in the statement of operations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Settlements of oil derivatives	$(5,301)	$(5,750)	$(50,352)
Settlements of natural gas derivatives	22,758	14,196	(40,436)
MTM (losses) gains on oil derivatives, net	(13,377)	27,559	17,771
MTM (losses) gains on natural gas derivatives, net	(22,934)	21,267	5,564
Total (losses) gains on derivative contracts	$(18,854)	$57,272	$(67,453)
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
As of December 31, 2024
Assets:
Commodity derivative instruments	$—	$14,709	$—	$14,709
Liabilities:
Commodity derivative instruments	$—	$(11,106)	$—	$(11,106)
As of December 31, 2023
Assets:
Commodity derivative instruments	$—	$39,914	$—	$39,914
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Post-Offering Grants
On October 27, 2023, the Company adopted a new long-term incentive plan (the “Long-Term Incentive Plan”) for employees, consultants and directors in connection with the Offering and issued phantom units (“Time-Based Phantom Units”) to certain employees of Mach Resources LLC (“Mach Resources”) and directors of the Company as compensation for services to be rendered to the Company. Following the Offering, the Company has issued additional Time-Based Phantom Units to certain new hires of Mach Resources. The Time-Based Phantom Unit awards for all employees of Mach Resources vest ratably on the first three anniversaries of the date of the grant, subject to the employee’s continued employment. Within 60 days of the vesting of a Time-Based Phantom Unit, the employee will receive a common unit of the Company. Each Time-Based Phantom Unit was granted with a corresponding distribution equivalent right (“DER”), which entitles the employee to receive a payment equal to the total distributions paid by the Company in respect of a common unit of the Company during the time the applicable phantom unit is outstanding. Payment of a DER occurs when its corresponding phantom unit vests, and in the event such phantom unit is forfeited, the corresponding DER is also forfeited.

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	709,545	$18.80	—	$—
Granted[1]	626,109	$16.44	47,796	$25.21
Vested	(292,493)	$18.80	(7,242)	$29.02
Forfeited/Cancelled[2]	(19,841)	$18.75	(1,932)	$20.44
Unvested at December 31, 2024	1,023,320	$17.36	38,622	$24.88

(1)	For performance phantom units, the impacts of performance share unit grants that vested higher than 100% of the target are included in this row.
(2)	For performance phantom units, the impacts of performance share unit grants that vested at 0% are included in this row.
Total non-cash compensation cost related to the Time-Based Phantom Units was $6.1 million and $0.8 million for the year ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, there was $16.3 million of unrecognized compensation cost related to phantom units that is expected to be recognized over a weighted average period of approximately 2.34 years.
The aggregate fair value of share based awards that vested during the year ended December 31, 2024 was approximately $5.1 million based on the unit price at the time of vesting.
The Company has awarded performance based phantom units (“Performance Phantom Units”) to certain of its executive officers under the Long-Term Incentive Plan. The number of shares of common units issued pursuant to each Performance Phantom Unit award agreement will be from 0% to 200% of the target number of Performance Phantom Units thereunder based on a combination of the Company’s (i) total shareholder return (“TSR”), (ii) relative total shareholder return (“RTSR”) compared to the TSR of the companies in the Company’s designated peer group and (iii) total recordable incident rate (“TRIR”), in each case, for the applicable performance period. The Performance Phantom Unit awards are broken into two categories: long-term performance units, which have a performance period of January 1, 2024 to December 31, 2026, and short-term performance units, which are broken into three separate one-year tranches with performance periods from January 1 to December 31 for the years 2024, 2025 and 2026. Performance Phantom Units vest based on the achievement of the applicable performance metrics at the end of the applicable performance period, subject generally to the applicable executive officer’s continued employment through such performance period. Within 60 days of the vesting of a Performance Phantom Unit, the executive officer will receive a common unit of the Company. Each Performance Phantom Unit was granted with a corresponding DER. The grant date fair values of the Performance Phantom Units with market conditions were determined using the Monte Carlo simulation method and are being recorded ratably from the grant date to the end of the applicable performance period.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of Performance Phantom Units granted during the year ended December 31, 2024:

Grant date	May 3, 2024
Period for volatility, correlations, and risk-free rate	2.66 years
Risk-free interest rate	4.61%
Implied equity volatility	57.25%
Unit price on date of grant	$20.44
Total non-cash compensation cost related to the Performance Phantom Units was $0.4 million for the year ended December 31, 2024. As of December 31, 2024, there was $0.7 million of unrecognized compensation cost related to phantom units that is expected to be recognized over a weighted average period of approximately 1.85 years.
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
A summary of the Predecessor’s incentive unit awards as of December 31, 2024 is as follows:

	Predecessor Class B Units	Weighted Average Grant Date Fair Value
Granted on March 25, 2021	20,000	$2,378.80
Vested	(9,667)	2,378.80
Unvested at December 31, 2021	10,333	2,378.80
Vested	(3,665)	2,378.80
Unvested at December 31, 2022	6,668	2,378.80
Vested	(6,668)	$2,378.80
Unvested at December 31, 2023	—	N/A
On October 25, 2023, all unvested Class B Units immediately vested and were exchanged for common units in the Company as part of the Corporate Reorganization. Total consideration transferred in the exchange of Class B Units for common units was $302.7 million. All unrecognized compensation costs were expensed upon the vesting of the Class B Units. Total non-cash compensation cost related to the incentive units was $2.6 million and $7.5 million for the years

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ended December 31, 2023 and 2022, respectively. As of December 31, 2024, there was no unrecognized compensation cost related to incentive units.
10.Commitments and Contingencies
Legal Matters.    In the ordinary course of business, the Company may at times be subject to claims and legal actions including, but not limited to, title disputes, royalty disputes, contract claims, personal injury claims and employment claims. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Nevertheless, actual outcomes may differ significantly from the Company’s assessment. As of December 31, 2024 and December 31, 2023, the Company has accrued approximately $1.5 million in accrued liabilities pertaining to these matters. Management does not expect that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.
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
NGL Sales and Gas Transportation Commitments.    The Company is party to a NGL sales contract, which includes certain NGL volume commitments in the event the Company elects not to reduce its committed quantity, at its option. To the extent the Company does not deliver NGL volumes in sufficient quantities to meet the commitment and does not elect to reduce its committed quantity, it would be required to pay a deficiency fee. The Company is currently delivering at least the minimum volumes. Additionally, the Company has natural gas firm transportation agreements terminating in 2025. For the years ended December 31, 2024, 2023 and 2022, the Company incurred approximately $3.4 million, $1.0 million and $0.4 million, respectively, of transportation charges under these agreements. Total remaining payments under these contracts were approximately $0.3 million as of December 31, 2024.
Contributions to 401(k) Plan.    The Company sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum pre-tax threshold through salary deferrals. The plan provides a company match on 100% of salary deferrals that do not exceed 10% of compensation. We contributed $3.7 million, $1.7 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

11.Leases

Nature of Leases
The Company has operating leases on office spaces, various vehicles and compressors with remaining lease durations in excess of one year. These leases have various expiration dates through 2029. The vehicles are used for field operations and leased from third parties. The Company recognizes right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amounts due under operating lease liabilities as of December 31, 2024, were as follows (in thousands):

2025	$6,428
2026	4,156
2027	3,078
2028	1,911
2029	1,243
Total lease payments	16,816
Less: imputed interest	(1,927)
Total	$14,889
The following table summarizes our total lease costs before amounts are recovered from our joint interest partners, where applicable, for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Operating lease cost	$11,748	$14,309
Short-term lease cost	28,324	11,579
Total lease cost	$40,072	$25,888
The weighted-average remaining lease term as of December 31, 2024 was 3.29 years. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2024 was 7.14%.

	Year ended December 31,
	2024	2023
Operating cash outflows from operating leases	$11,681	$14,066
12.Partners’ Capital and Members’ Equity
Partners’ Capital
The Company was formed to effectuate the Corporate Reorganization, the Offering and related transactions thereto, as described in Note 1. Nature of Business. On October 25, 2023, the Company issued 88,750,000 common units to Existing Owners of the Mach Companies. See Note 3 for additional information on the merger transactions related to the acquisitions of BCE-Mach and BCE-Mach II. On October 27, 2023, the Company completed the Offering and issued 10,000,000 common units to public unitholders. Contemporaneously, the Company used a portion of the proceeds from the Offering to repurchase 3,750,000 common units from certain Existing Owners of the Mach Companies.
On September 9, 2024, the Company completed a public offering of 7,272,728 common units at a price of $16.50 per common unit. On September 24, 2024, the underwriters of the public offering partially exercised their option to purchase an additional 1,018,465 common units at a price to the public of $16.50 per common unit, less underwriting discounts and commissions. The sale of the Company’s common units resulted in gross proceeds of $136.8 million and net proceeds of

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$128.9 million, after deducting underwriting fees and offering expenses. Proceeds from the offering were used to fund the Western Kansas Acquisition and the Ardmore Basin Acquisition.
As of December 31, 2024 and December 31, 2023, the Company had 103,490,483 and 95,000,000 common units outstanding, respectively.
The Company distributed $3.20 per unit for total cash distributions of $309.8 million for the year ended December 31, 2024.
Members’ Equity
Members’ equity of the Predecessor initially consisted of a single class of common interests, that were all owned by BCE-Mach Intermediate Holdings III LLC. On March 25, 2021, per the Predecessor’s amended and restated LLC agreement and the Class A-2 Issuance Agreement, the Predecessor issued 150,000 Class A-1 Units to its initial member, and 1,349 Class A-2 Units to an employee of Mach Resources for services performed for the Predecessor. Additional Class A-2 Units were granted to the employee on a quarterly basis throughout 2021 for a total of 3,504 Class A-2 Units granted, which have substantially all the same rights as the initial member. As part of a long-term incentive plan for certain employees, 20,000 Class B Units were issued and outstanding as of December 31, 2023. The Class B Units represented a non-voting interest in the Company that allowed the holder to participate in distributions once the Predecessor’s Class A units met a certain requisite financial internal rate of return in accordance with the Predecessor’s LLC agreement. See Note 9 for additional information on equity grants by the Predecessor. All of the equity interests in the Predecessor were exchanged for common units of the Company as part of the Corporate Reorganization.
Contributions from the Company’s predecessor members were $20.0 million and $65.0 million for the years ended December 31, 2023 and 2022, respectively. Distributions to the Company’s predecessor members were $101.4 million and $274.8 million for the years ended December 31, 2023 and 2022, respectively.
13.Earnings Per Common Unit
The Company has a single class of common units. The Company has potentially dilutive securities as of December 31, 2024, which consist of phantom units issued under the Company’s long-term incentive plan. The treasury stock method is used to determine the dilutive impact for the Company’s phantom units. There were 0.1 million phantom units that were considered dilutive for year ended December 31, 2024. As of December 31, 2024 and 2023, there were 10.4 thousand and 0.7 million phantom units, respectively, that were considered antidilutive and thus excluded from the calculation of diluted earnings per common unit.
The following represents the computation of basic and diluted earnings per common unit for the years ended December 31, 2024 and 2023 (in thousands, except per unit data):

	Year Ended December 31,
	2024	2023
Net income - basic and diluted	$185,179	$68,518
Weighted-average common units outstanding - basic	97,591	94,907
Effect of dilutive securities	110	—
Weighted-average common units outstanding - diluted	97,701	94,907
Earnings per common unit - basic	$1.90	$0.72
Earnings per common unit - diluted	$1.90	$0.72
Subsequent to year-end, the Company completed a public offering of 12,903,226 common units and the underwriters of the public offering fully exercised their option to purchase an additional 1,935,483 common units. See Note 16 for additional information regarding the public offering.
14.Related Party Transactions
Management Services Agreement.    Upon formation of the Predecessor, the Predecessor entered into a management services agreement (the “Predecessor MSA”) with Mach Resources. On October 27, 2023, in connection with the closing

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the Offering, the Company entered into a new management services agreement (the “MSA,” and together with the Predecessor MSA, the “MSAs”) with Mach Resources and terminated the Predecessor MSA. Under the MSAs, Mach Resources manages and performs all aspects of oil and gas operations and other general and administrative functions for the Company and (i) will pay Mach Resources an annual management fee of approximately $7.4 million and (ii) reimburse Mach Resources for the costs and expenses of the Services provided. On a monthly basis, the Company distributes funding to Mach Resources for performance under the MSAs. During the years ended December 31, 2024, 2023 and 2022, the Company paid Mach Resources $112.9 million (inclusive of $7.4 million in management fees presented as general and administrative expense - related party in the statement of operations), $52.3 million (inclusive of $4.8 million in management fees presented as general and administrative expense - related party in the statement of operations) and $33.7 million (inclusive of $2.0 million in management fees presented as general and administrative expense - related party in the statement of operations), respectively. As of December 31, 2024 and 2023, the Company owed $2.0 million and $2.9 million, respectively, to Mach Resources, presented in accounts payable.
BCE-Stack Development LLC.    BCE-Stack Development LLC (“BCE-Stack”) is an affiliate of the member, and previously was an owner of working and revenue interests in a subset of the Company’s wells. BCE-Stack sold their interests in the wells to the Company on February 28, 2022. See Note 3 for additional information on the acquisition. As of December 31, 2024 and 2023, the Company had no receivables or payables with BCE-Stack.
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
15.Segment Information
Management has evaluated that the Company is organized and managed as a single reportable segment, which is the exploration and production of oil, natural gas and NGLs (“E&P Segment”). All of the Company’s operations and assets are located in the United States, and its revenues are attributable to United States customers.
The accounting policies of the E&P Segment are the same as those described in Note 2.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer and Director. The CODM uses consolidated net income as presented on the accompanying statements of operations to measure E&P Segment profit or loss, and to evaluate income generated from E&P Segment assets in deciding whether to reinvest profits into operational activities or to use profits for other purposes, such as debt reduction, acquisitions, or distributions to unitholders. Additionally, consolidated net income is used in assessing budget versus actual results and in benchmarking to the Company’s competitors.
The following table summarizes total revenues, significant expenses, net income, total assets and capital expenditures related to the E&P Segment for time periods presented below (in thousands):

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023	2022
Total revenues	$969,628	$762,309	$937,414

Gathering and processing	106,152	39,449	47,484
Lease operating expense	180,513	127,602	95,941
Production taxes	45,674	31,882	47,825
Total significant expenses	332,339	198,933	191,250
Midstream operating expense	10,466	10,873	15,157
Cost of product sales	24,026	28,089	94,580
Depreciation, depletion, amortization and accretion – oil and natural gas	261,949	131,145	84,070
Depreciation and amortization – other	9,018	6,472	4,519
General and administrative	33,438	22,861	23,491
General and administrative – related party	7,400	4,792	1,963
Interest expense	104,596	11,201	4,852
Other expense, net	1,217	1,385	691
Total expenses	784,449	415,751	420,573

Net income	$185,179	$346,558	$516,841

Total assets	$2,338,214	$2,304,515	$887,858

Capital expenditures, including acquisitions	$365,485	$1,077,686	$402,865
16.Subsequent Events
Flycatcher Acquisition
On December 20, 2024, the Company entered into a Purchase and Sale Agreement to purchase certain oil and gas assets near our recently acquired oil and gas assets located in the Ardmore Basin of Oklahoma for consideration of $29.8 million in cash, subject to certain customary purchase price adjustments (the “Flycatcher Acquisition”). The transaction closed on January 31, 2025. As of December 31, 2024, the Company had paid a deposit of $3.0 million which is included in other assets on the Company’s balance sheet. The purchase is expected to be accounted for as an asset acquisition, based on a preliminary review of the assets acquired. Subsequent to year end, the Company borrowed $23.0 million on the Revolving Credit Agreement to fund the Flycatcher Acquisition.
Public Offering
On February 7, 2025, the Company completed a public offering of 12,903,226 common units at a price of $15.50 per common unit. On February 12, 2025, the underwriters of the public offering fully exercised their option to purchase an additional 1,935,483 common units at a price to the public of $15.50 per common unit, less underwriting discounts and commissions. The sale of the Company’s common units resulted in gross proceeds of $230.0 million and net proceeds of $221.0 million, after deducting underwriting fees and offering expenses. Proceeds from the offering were used to repay a portion of the Term Loan Credit Agreement and Revolving Credit Agreement as described below.
Distribution Declaration
On February 13, 2025, the Company declared its quarterly distribution for the fourth quarter of 2024 of $0.50 per common unit, which will be paid on March 13, 2025.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Refinancing
On February 27, 2025, the Company entered into a credit agreement for a revolving credit facility (the “New Credit Facility”) with a syndicate of banks, including Truist, who served as administrative agent and issuing bank. The New Credit Facility provided for a maximum of $2.0 billion, subject to commitments of $750.0 million and is scheduled to mature on February 27, 2029. As of March 12, 2025, there was $510.0 million outstanding under the New Credit Facility.
On February 27, 2025, the Company repaid in full and terminated the Term Loan Credit Agreement and the Revolving Credit Agreement using proceeds from the New Credit Facility and the public offering as described above.
The Company has evaluated subsequent events through the date of issuance of these financial statements to ensure that any subsequent events that met the criteria for recognition and disclosure in this Annual Report have been properly included.
17.Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)
The following tables provide historical cost information regarding the Company’s oil and gas operations located entirely in the United States:
Capitalized Costs related to Oil and Gas Producing Activities

	As of December 31,
(in thousands)	2024	2023
Proved properties	$2,419,998	$2,097,540
Accumulated depreciation, depletion, amortization and impairment	(520,641)	(265,895)
Net capitalized costs	$1,899,357	$1,831,645
Costs Incurred in Oil and Gas Property Acquisition and Development Activities

	Year Ended December 31,
(in thousands)	2024	2023	2022
Acquisition	$123,066	$774,887	$130,866
Development	229,352	290,371	262,889
Exploratory	—	—	—
Costs incurred	$352,418	$1,065,258	$393,755
Results of Operations for Producing Activities
The following table includes revenue and expenses related to the production and sale of oil, natural gas, and NGLs. It does not include any derivative activity, interest costs or general and administrative costs.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues	$936,785	$647,352	$860,388
Production costs	(332,339)	(198,933)	(191,250)
Depreciation, depletion, amortization and accretion	(261,949)	(131,145)	(84,070)
Results of operations from producing activities	$342,497	$317,274	$585,068
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Proved Reserves Summary
All of the Company’s reserves are located in the United States. The following table sets forth the changes in the Company’s net proved reserves (including developed and undeveloped reserves) for the years ended December 31, 2024,

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2023 and 2022. Reserves estimates as of December 31, 2024 and 2023 were estimated by our independent petroleum consulting firm Cawley, Gillespie & Associates, Inc.

Proved Reserves	Oil (MBbl)	Natural Gas (MMcf)	NGL (MBbl)	Oil Equivalents (MBoe)
December 31, 2021	35,775	437,120	30,055	138,683
Revisions of previous estimates	15,675	167,606	11,360	54,969
Purchases in place	1,919	72,451	8,230	22,224
Extensions, discoveries and other additions	—	—	—	—
Sales in place	—	—	—	—
Production	(4,789)	(47,557)	(2,812)	(15,527)
December 31, 2022	48,580	629,620	46,833	200,349
Revisions of previous estimates	(724)	(95,817)	(13,768)	(30,462)
Purchases in place	33,198	632,049	55,668	194,208
Extensions, discoveries and other additions	—	—	—	—
Sales in place	(36)	—	—	(36)
Production	(5,445)	(59,378)	(3,068)	(18,409)
December 31, 2023	75,573	1,106,474	85,665	345,650
Revisions of previous estimates	(5,762)	39,892	8,518	9,404
Purchases in place	5,015	26,783	4,456	13,934
Extensions, discoveries and other additions	—	—	—	—
Sales in place	(9)	—	—	(9)
Production	(7,382)	(101,147)	(7,489)	(31,729)
December 31, 2024	67,435	1,072,002	91,150	337,250

Proved Developed Reserves	Oil (MBbl)	Natural Gas (MMcf)	NGL (MBbl)	Oil Equivalents (MBoe)
December 31, 2022	29,984	527,369	39,239	157,117
December 31, 2023	49,629	909,372	69,193	270,384
December 31, 2024	46,056	808,820	66,772	247,630

Proved Undeveloped Reserves	Oil (MBbl)	Natural Gas (MMcf)	NGL (MBbl)	Oil Equivalents (MBoe)
December 31, 2022	18,596	102,251	7,594	43,232
December 31, 2023	25,944	197,102	16,472	75,266
December 31, 2024	21,379	263,182	24,378	89,620
In 2022, the 22,224 MBoe acquisitions represents the reserves acquired from several acquisitions that closed in 2022. See Note 3 for more information. The 54,969 MBoe of upward revisions in proved reserves were the result of higher commodity prices (9,000 MBoe), the addition of PUDs (35,800 MBoe) and the addition of proved developed producing reserves associated with the drilling of wells within proved areas that were not booked as PUD at prior year-end (7,200 MBoe). The remainder was associated with revisions to reflect current lease operating expenses and production pricing differentials.
In 2023, the 194,208 MBoe of acquisitions represents the reserves acquired from several acquisitions that closed in 2023. See Note 3 for more information. The 30,462 MBoe of downward revisions in proved reserves were the result of lower commodity prices (-20,408 MBoe), the addition of PUDs within proven areas of development (23,014 MBoe), the deletion of PUDs due to changes in the corporate development plan (-36,762 MBoe) and the addition of proved developed producing reserves associated with the drilling of wells within proved areas that were not booked as PUD at prior year-

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
end (8,672 MBoe). The remainder was associated with revisions to reflect current lease operating expenses and production pricing differentials.
In 2024, the 13,934 MBoe of acquisitions represents the reserves acquired from several acquisitions that closed in 2024. See Note 3 for more information. The 9,404 MBoe of upward revisions in proved reserves were the result of lower commodity prices (-16,859 MBoe), the addition of PUDs within proven areas of development (25,385 MBoe) and the addition of proved developed producing reserves associated with the drilling of wells within proved areas that were not booked as PUD at prior year-end (1,431 MBoe). The remainder was associated with revisions to reflect current lease operating expenses and production pricing differentials.
The following table sets forth the standardized measure of discounted future net cash flow from projected production of the Company’s oil and natural gas reserves:

Standardized Measure of Discounted Future Net Cash Flows (in thousands)	As of December 31,
	2024	2023	2022
Future cash inflows	$8,120,568	$9,729,149	$9,666,636
Future costs:
Production(1)	(3,489,856)	(3,831,083)	(3,143,467)
Development(2)	(1,150,411)	(1,097,667)	(876,115)
Income taxes(3)	(1,099)	(1,773)	(4,274)
Future net cash flows	3,479,202	4,798,626	5,642,780
10% annual discount	(1,589,447)	(2,222,818)	(2,691,153)
Standardized measure	$1,889,755	$2,575,808	$2,951,627
____________
(1)Production costs include production severance taxes, ad valorem taxes and operating expenses.
(2)Development costs include plugging expenses, net of salvage and net capital investment.
(3)Represents Texas franchise tax.

Changes in Standardized Measure of Discounted Future Net Cash Flows (in thousands)	Year Ended December 31,
	2024	2023	2022
Standardized measure, beginning of period	$2,575,808	$2,951,627	$1,413,105
Revisions of previous quantity estimates	72,769	(509,130)	962,927
Changes in estimated future development costs	(91,198)	4,361	169,405
Purchases of minerals in place	111,481	1,374,144	201,135
Net changes in prices and production costs	(536,970)	(1,248,485)	442,599
Divestiture of reserves	(295)	(1,207)	—
Accretion of discount	257,686	295,351	141,361
Net change in taxes	443	827	(1,372)
Sales of oil and gas produced, net of production costs	(604,446)	(448,419)	(669,138)
Development costs incurred during the period	168,617	56,064	261,650
Change in timing of estimated future production and other	(64,140)	100,675	29,955
Standardized measure, end of period	$1,889,755	$2,575,808	$2,951,627
Price and cost revisions are primarily the net result of changes in prices, based on beginning of the year reserve estimates. Future development costs revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity.
Average oil prices used in the estimation of proved reserves and calculation of the standardized measure were $75.48, $78.22 and $93.67 for the years ended December 31, 2024, 2023 and 2022, respectively. Average realized gas prices were $2.13, $2.64 and $6.36 for the years ended December 31, 2024, 2023 and 2022, respectively. We used 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(b) under the Exchange Act) as of December 31, 2024. Based on such evaluation, such officers have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Assessment of Internal Control over Financial Reporting
Management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2024.
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
Executive Officers and Directors of Our General Partner

The following table sets forth certain information regarding the current executive officers and directors of our general partner.

Name	Age	Position
Tom L. Ward	65	Chief Executive Officer and Director
Kevin R. White	67	Chief Financial Officer
Michael E. Reel	39	General Counsel and Secretary
William McMullen	39	Chairman of the Board
Edgar R. Giesinger	68	Director
Stephen Perich	45	Director
Francis A. Keating II	81	Director
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
Insider Trading Policy
The Company has adopted and maintains the Insider Trading Policy (the “Insider Trading Policy”), which the Company believes is reasonably designed to promote compliance with federal and state securities laws, rules and regulations, and NYSE listing standards. The Insider Trading Policy applies to all directors, officers, and employees of the Company and its subsidiaries, any other person or entity determined by the General Partner who have access to material nonpublic information, such as contractors and consultants, as well as to Company and our general partner. It governs the purchase, sale, or other disposition of the Company’s securities, other equity investments, and derivative securities (e.g., common units, options to purchase common units, common unit appreciation rights, restricted units, phantom units, and derivative securities that are not issued by the Company, such as exchange-traded put or call options or swaps relating to Company’s securities) and generally prohibits, among other things, persons subject to the Insider Trading Policy from engaging in transactions in the Company’s securities while aware of material, non-public information relating to the Company or its securities.
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
Delinquent Section 16(a) Reports
None.
Item 11. Executive Compensation
We do not directly employ directors, officers or employees; instead, all of the employees that conduct our business are either employed by Mach Resources or its subsidiaries. We depend on Mach Resources and such employees to provide us and our General Partner with services necessary to operate our business. The management, maintenance and operational functions of our business are currently provided by Mach Resources pursuant to the MSA. The MSA provides that we will reimburse Mach Resources for the direct and indirect costs associated with such services and pay an annual management fee of approximately $7.4 million. Neither our General Partner nor the Sponsor currently receive any management fee or other compensation with respect to the management of our business; however, to the extent they did provide services in the future, they would be entitled to reimbursement under the partnership agreement. Our partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our partnership agreement provides that our General Partner will determine the expenses that are allocable to us. The reimbursement of expenses to our General Partner and its affiliates will reduce the amount of cash available for distribution to our unitholders. During the year ended December 31, 2024, we paid $112.9 million to Mach Resources, which consists of $7.4 million for an annual management fee and $105.5 million for reimbursements of its costs and expenses under the Predecessor MSA and the MSAs in effect between Mach Resources, on the one hand, and each of BCE-Mach and BCE-Mach II, on the other hand, prior to the Offering.
For a description of our other relationships with our affiliates, please read “Certain Relationships and Related Party Transactions and Director Independence” included in Item 13 of Part III of this Annual Report. Although all of the employees that conduct our business are employed by Mach Resources, we sometimes refer to these individuals in this Annual Report as our employees.
Emerging Growth Company Status
We are currently considered an “emerging growth company,” within the meaning of the Securities Act, for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Furthermore, our reporting obligations extend only to our “named executive officers,” who are the individuals who served as our principal executive officer during 2024 and our next two most highly compensated executive officers at the end of 2024. Accordingly, our “Named Executive Officers” for 2024 are:

Name	Principal Position
Tom L. Ward	Chief Executive Officer
Kevin R. White	Chief Financial Officer
Daniel T. Reineke, Jr.[1]	Executive Vice President — Business Development
Michael E. Reel	General Counsel and Secretary
1) Mr. Reineke resigned from the Company in April of 2024.
2024 Summary Compensation Table
The following table summarizes the compensation awarded to, earned by or paid to our Named Executive Officers for the fiscal year ended December 31, 2024.

Name and Principal Position	Year	Salary[1]	Bonus[2]	Stock Awards[3]	Non-Equity Incentive Plan Compensation[4]	All Other Compensation[5]	Total
Tom L. Ward	2024	$600,000	$—	$—	$—	$457,771	$1,057,771
Chief Executive Officer	2023	$600,000	$—	$2,077,889	$4,056,656	$329,304	$7,063,849
	2022	$600,000	$—	$—	$—	$337,396	$937,396
Kevin R. White	2024	$546,250	$72,625	$800,619	$—	$90,089	$1,509,583
Chief Financial Officer	2023	$546,250	$81,937	$1,292,594	$205,086	$30,000	$2,155,867
	2022	$475,000	$47,500	$—	$—	$27,000	$549,500
Daniel T. Reineke, Jr.	2024	$229,071	$—	$—	$—	$890,040	$1,119,111
Executive Vice President — Business Development	2023	$760,100	$114,016	$1,292,594	$205,086	$22,500	$2,394,296
	2022	$660,960	$66,096	$—	$—	$20,500	$747,556
Michael E. Reel	2024	$361,324	$44,533	$367,814	$—	$31,027	$804,698
General Counsel and Secretary

(1)	The amounts in this column reflect the base salary earned by each Named Executive Officer.
(2)	The amounts in this column represent discretionary short-term cash incentive awards paid as more specifically discussed under “Narrative Disclosure to Summary Compensation Table — Annual Bonuses.” Because Mr. Reineke was no longer employed or otherwise providing services to the Company on the applicable payment dates, he did not receive any annual bonus for 2024. For Messrs. White and Reel, $18,000 and $8,500 of the amounts in the column, respectively, represent a separate, discretionary bonus awarded by the Board’s compensation committee based on Company performance at 2024 year-end.
(3)	For 2023, represents the grant date fair value of Time-Based Phantom Units (as defined below) granted to our Named Executive Officers pursuant to the Long-Term Incentive Plan. The amounts shown in this column were computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. See Note 9 of our audited consolidated financial statements included in Item 8 of Part II of this Annual Report for details. These amounts do not necessarily correspond to the actual value that will be realized by our Named Executive Officers. For 2024, represents the grant date fair value of Performance Phantom Units (as defined below) granted to Messrs. White and Reel pursuant to the Long-Term Incentive Plan. The amounts shown in this column were computed in accordance with FASB ASC Topic 718. See Note 9 of our audited consolidated financial statements included in Item 8 of Part II of this Annual Report for details. These amounts do not necessarily correspond to the actual value that will be realized by Messrs. White and Reel.
(4)
In connection with the consummation of the Offering, each of our Named Executive Officers holding Class B Units of BCE-Mach III at such time received a bonus payment calculated based on the aggregate cumulative amounts distributed to the holders of Class B Units of BCE-Mach III under the operating agreement of BCE-Mach III as of such Change of Control.

(5)	The amounts in this column reflect the Company’s matching contributions to the Company’s 401(k) plan for the Named Executive Officers for each year presented. For 2024, amounts also include DER payments associated with the vesting of Award Units (as defined below) of $0.1 million, $60 thousand, $0.1 million, and $16 thousand for Messrs. Ward, White, Reineke and Reel, respetively. For Mr. Ward, these amounts include personal use of chartered aircraft of $0.3 million for fiscal years ended December 31, 2024, 2023 and 2022. For Mr. Reineke, these amounts include a one-time severance payment of $760,000 in the year ended December 31, 2024, pursuant to the Reineke Agreement, which is more specifically discussed under “Additional Narrative Disclosure — Potential Payments on Termination of a Change in Control — Reineke Agreement.”
Narrative Disclosure to Summary Compensation Table
No Employment Agreements and/or Offer Letters
We have not entered into any employment agreement, offer letter or similar employment contract with any of our Named Executive Officers.
Base Salary
Each Named Executive Officer’s base salary is a fixed component of compensation for performing specific job duties and functions. Base salaries are generally set at levels deemed necessary to attract and retain individuals with superior talent commensurate with their relative expertise and experience. Mr. Reel’s base salary increased from $347,875 to $365,269 in March 2024.
Annual Bonuses
Annual cash bonuses are used to motivate and reward our executives and other employees. The annual bonuses paid to our Named Executive Officers (other than Mr. Ward) are discretionary bonuses determined by Mr. Ward and the Compensation Committee, and not linked to any performance metrics of the Company or otherwise. Mr. Ward historically has not been considered for annual bonuses and, accordingly, Mr. Ward did not receive an annual bonus in 2024, 2023 or 2022. The target annual bonus opportunity for each of our Named Executive Officers (other than Mr. Ward) is not memorialized in any written plan. Payments of annual bonuses are typically divided into two installments, with bonuses becoming payable in July and January of the respective year, in each case, subject to continued employment or service through the applicable payment dates.
Equity Incentives
2023 Long-Term Incentive Plan
In connection with the consummation of the Offering, the Board adopted a long-term incentive plan (the “Long-Term Incentive Plan”) in which our Named Executive Officers, employees, consultants and directors are eligible to participate. The Long-Term Incentive Plan provides for the grant of cash awards, options to purchase common units of the Company, unit appreciation rights, restricted units, phantom units (“Award Units”), unit awards, distribution equivalent rights

(“DERs”) and other unit-based awards intended to align the interests of service providers, including our Named Executive Officers, with those of our unitholders. The Long-Term Incentive Plan is filed herewith as Exhibit 10.1.
In connection with the consummation of the Offering, we granted certain time-based vesting awards (“Time-Based Phantom Units”) under the Long-Term Incentive Plan. The Time-Based Phantom Units granted to our Named Executive Officers were comprised of Award Units, each of which was issued in tandem with a corresponding DER, which entitles the Named Executive Officer to receive a cash payment equal to the total distributions paid by the Company in respect of a common unit during the time the corresponding Time-Based Phantom Unit is outstanding. The Time-Based Phantom Units vest ratably on each of the first three anniversaries of the date of grant, subject to the Named Executive Officer’s continued employment through the applicable vesting date, and a Time-Based Phantom Unit’s corresponding DER vests at the same time the Time-Based Phantom Unit vests. The Time-Based Phantom Units (and their corresponding DERs) held by the Named Executive Officers are subject to accelerated vesting in certain circumstances as discussed under “Additional Narrative Disclosure — Potential Payments Upon Termination or Change in Control.”
In May 2024, the Company awarded a target number of performance based Award Units (“Performance Phantom Units”) to Messrs. White and Reel under the Long-Term Incentive Plan, as follows: 31,758 to Mr. White and 14,590 to Mr. Reel. The number of shares of common units issued pursuant to each Performance Phantom Unit award agreement will be from 0% to 200% of the target number of Performance Phantom Units thereunder based on a combination of the Company's (i) total shareholder return (“TSR”), (ii) relative total shareholder return (“RTSR”) compared to the TSR of the companies in the Company’s designated peer group, and (iii) total recordable incident rate (“TRIR”), in each case, for the applicable performance period. The Performance Phantom Unit awards are broken into two categories: long-term performance units (which constitute 50% of the target Performance Phantom Units subject to an award), which have a three year performance period, and short-term performance units (which constitute the remaining 50% of the target Performance Phantom Units subject to an award), which are broken into three substantially equal tranches with separate one-year performance periods. Performance Phantom Units vest based on the achievement of the applicable performance metrics at the end of the applicable performance period, subject generally to the applicable executive officer’s continued employment through such performance period. Within 60 days following the vesting of a Performance Phantom Unit, the executive officer will receive a common unit of the Company. Each Performance Phantom Unit was granted with a corresponding DER. The Performance Phantom Units (and their corresponding DERs) held by the Named Executive Officers are subject to accelerated vesting in certain circumstances as discussed under “Additional Narrative Disclosure — Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at 2024 Fiscal Year-End
The following table sets forth information regarding all outstanding equity incentive awards held by each of our Named Executive Officers as of December 31, 2024.

Name	Number of Units That Have Not Vested (#)[1]	Market Value of Units That Have Not Vested ($)[2]	Equity Incentive Plan Awards: Number of Unearned Units that have not Vested (#)[3]	Equity Incentive Plan Awards: Market Value of Unearned Units that have not Vested ($)[2]
Tom L. Ward	73,684	$1,265,891	—	$—
Kevin R. White	45,836	$787,462	26,464	$454,652
Daniel T. Reineke, Jr.	—	$—	—	$—
Michael E. Reel	12,206	$209,699	12,158	$208,874

(1)	This columns represents Time-Based Phantom Units. Time-Based Phantom Units vest as described under “Narrative Disclosure to Summary Compensation Table — Equity Incentives.” Each Time-Based Phantom Unit was granted in tandem with a corresponding DER, which entitles the Named Executive Officer to receive a cash payment equal to the total distributions paid by the Company in respect of a common unit during the time the corresponding Time-Based Phantom Unit is outstanding. A Time-Based Phantom Unit’s corresponding DER vests at the same time the Time-Based Phantom Unit vests. The Time-Based Phantom Units (and their corresponding DERs) held by the Named Executive Officers are subject to accelerated vesting as discussed under “Additional Narrative Disclosure — Potential Payments Upon Termination or Change in Control.”
(2)	The market value amounts in this table were calculated based on unit price of $17.18, the closing price of our common units on the New York Stock Exchange on December 31, 2024, the last trading day in fiscal year 2024.
(3)	This column represents Performance Phantom Units. Performance Phantom Units vest as described under “Narrative Disclosure to Summary Compensation Table — Equity Incentives.” Each Performance Phantom Unit was granted in tandem with a corresponding DER, which entitles the Named Executive Officer to receive a cash payment equal to the total distributions paid by the Company in respect of a common unit during the time the corresponding Performance Phantom Unit is outstanding. A Performance Phantom Unit’s corresponding DER vests at the same time the Performance Phantom Unit vests. The Performance Phantom Units (and their corresponding DERs) held by the Named Executive Officers are subject to accelerated vesting as discussed under “Additional Narrative Disclosure — Potential Payments Upon Termination or Change in Control.” For 2024, the first one-year performance tranche was earned at 93.75% based on 125% achievement of the TSR and RTSR performance components and 0% achievement of TRIR performance components, in each case, for 2024.
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
Potential Payments Upon Termination or Change in Control
Executive Severance Plan
In May 2024, the Board adopted the Mach Natural Resources LP Executive Change in Control and Severance Plan (the “Executive Severance Plan”) and designated Mr. Ward as a “Tier 1 Executive” and each of Messrs. White and Reel as a “Tier 2 Executive” thereunder. Upon a Qualifying Termination that occurs outside of the period commencing on the date on which a “Change in Control” (as defined in the Long-Term Incentive Plan) is consummated and ending on the 12-month anniversary of the date on which such Change in Control is consummated (the “Change in Control Protection Period”), so long as the participating executive executes and does not revoke a general release of claims (the “Release Requirement”) and continues to abide by the restrictive covenants in the Executive Severance Plan, the participating executive will be entitled to receive (i) a cash severance payment equal to (a) for a Tier 1 Executive, such executive’s annual base salary, and (b) for a Tier 2 Executive, five weeks of such executive’s base salary for each full year of employment or service with the Company, the General Partner and each of their direct and indirect past, present and future subsidiaries (the “Partnership

Group”), with a minimum of five weeks of such executive’s base salary and a maximum of fifty-two (52) weeks of such executive’s base salary, in each case, payable in a lump sum on the Company’s first regularly scheduled pay date on or after the date that is 60 days after such executive’s termination date, and (ii) any earned but unpaid annual bonus with respect to the calendar year ending on or preceding such executive’s termination, payable on the otherwise applicable payment date (the “Prior Year Bonus”).
Upon the Qualifying Termination of a participating executive that occurs during a Change of Control Protection Period, so long as the executive satisfies the Release Requirement and continues to abide by the restrictive covenants in the Executive Severance Plan, the participating executive will be entitled to receive (i) the Prior Year Bonus, and (ii) a cash severance payment equal to the sum of the following amounts, payable in a lump sum no later than 60 days after the executive’s date of termination: (a) an amount equal to the product of (I) 2.5 (for a Tier 1 Executive) or 1.5 (for a Tier 2 Executive) and (II) the sum of the executive’s (A) annual base salary and (B) target annual bonus, (b) a pro-rated portion of the executive’s target annual bonus, and (c) an amount equal to the product of (I) 12 and (II) the monthly amount of the Company’s contribution to the premiums for such executive’s group health plan coverage (including coverage for such executive’s spouse and eligible dependents). Outstanding equity incentive awards held by such participating executive would be treated in accordance with the terms and conditions of the applicable award agreement and, as applicable, the Long-Term Incentive Plan. The Executive Severance Plan generally supersedes the severance entitlements, if any, provided to any participating executives under any prior agreements, plans or arrangements.
Under the Executive Severance Plan, “Qualifying Termination” generally means the termination of a participating executive’s employment (i) by any member of the Partnership Group without Cause (as defined in the Long-Term Incentive Plana and summarized below), which does not include a termination due to death or disability, or (ii) due to a participating executive’s resignation for Good Reason.
Under the Severance Plan, “Good Reason” is generally defined to mean (subject to customary notice and cure provisions): (i) a material diminution in title, position or duties; (ii) a material reduction in base salary or target annual bonus opportunity (provided that a reduction in the base salary or target annual bonus opportunity that occurs in connection with an across-the-board base salary or target bonus opportunity reduction affecting all other members of the management team of the Company on a proportionate basis will not constitute Good Reason); (iii) relocation of the employee’s primary office location by more than 50 miles; or (iv) any material breach by the Company, the General Partner or one of their affiliates of the Executive Severance Plan.
Time-Based Phantom Unit Grant Agreements
Under the applicable Time-Based Phantom Unit grant agreements with each of the Named Executive Officers, if a Named Executive Officer is terminated by our General Partner or one of its affiliates (including the Company) without “Cause” (as defined below) or the Named Executive Officer resigns for “Good Reason” (as defined below) within the two-year period beginning on the occurrence of a “Change in Control” (as defined in the Long-Term Incentive Plan), then all unvested and outstanding Time-Based Phantom Unit (and all DERs corresponding to such Time-Based Phantom Unit) will vest in full as of such termination. In addition, the vesting of the Time-Based Phantom Unit may be accelerated in the discretion of the Board’s compensation committee within the 30 days following certain terminations of the Named Executive Officers.
Under the Long-Term Incentive Plan, “Cause” is generally defined to mean (subject to notice and cure provisions for clauses (iii), (iv) and (v)): (i) conviction of, or plea of guilty or nolo contendere to, any felony or any crime involving theft, embezzlement, dishonesty or moral turpitude; (ii) any act constituting theft, embezzlement, fraud or similar conduct in the performance of the employee’s duties with respect to the Company, the General Partner or one of their affiliates; (iii) any act constituting willful misconduct, deliberate malfeasance or gross negligence in the performance of the employee’s duties with respect to the Company, the General Partner or one of their affiliates; (iv) willful and continued failure to perform any of the employee’s duties; or (v) any material breach by the employee of the Long-Term Incentive Plan, any award agreement thereunder or any other agreement between the employee and the Company, the General Partner or one of their affiliates.
For purposes of the Time-Based Phantom Unit grant agreements with our Named Executive Officers, “Good Reason” is generally defined to mean (subject to customary notice and cure provisions): (i) a material diminution in title, position or duties; (ii) a material reduction in any component of the employee’s compensation (provided that, for clarity, a reduction in the fair market value of any common units or other equity securities granted as compensation to the employee will not be considered to be a reduction in compensation); (iii) relocation of the employee’s primary office location by more than 50 miles; or (iv) any material breach by the Company, the General Partner or one of their affiliates of any agreement between the employee, on the one hand, and the Company, the General Partner or one of their affiliates, on the other hand, in each case, unless mutually agreed in writing.

Performance Phantom Unit Grant Agreements
Under the applicable Performance Phantom Unit grant agreements with our Named Executive Officers, if a Named Executive Officer incurs a Qualifying Termination outside of a Change in Control Retention Period (as such terms are defined in the Executive Severance Plan and summarized above), subject to the Release Requirement, a pro-rata portion of the outstanding Performance Phantom Units may become earned as of the end of the applicable performance period. Such pro-rata portion will be equal to (A) the number of Performance Phantom Units that would have been earned at the end of the applicable performance period based on actual performance, multiplied by (B) a fraction, the numerator of which is the number of days in the applicable performance period that the Named Executive Officer remained in continuous employment or service with the Company, the General Partner or an any of their respective affiliates and the denominator of which is the number of days in the applicable performance period.
Upon a Change in Control, if the applicable Performance Phantom Unit grant agreement is not assumed by the successor or survivor entity, any outstanding and unearned Performance Phantom Units thereunder will be deemed earned (A) if the applicable performance period has commenced, at the greater of target performance and actual performance as of the effective date of the Change in Control (determined as though the applicable performance period ends early on the effective date of the Change in Control (“Actual Performance”)), and (B) if the applicable performance period has not commenced, at target performance. If the applicable Performance Phantom Unit grant agreement is assumed by the successor or survivor entity in connection with a Change in Control, and the Named Executive Officer subsequently incurs a Qualifying Termination during the Change in Control Protection Period (as such terms are defined in the Executive Severance Plan and summarized above), any outstanding and unearned Performance Phantom Units will be deemed earned (A) if the applicable performance period has commenced as of the effective date of the Change in Control, at the greater of target performance and Actual Performance, and (B) if the applicable performance period has not commenced as of the effective date of the Change in Control, at target performance, in each case, subject to the Release Requirement.
Reineke Agreement
Mr. Reineke resigned from the Company in April of 2024. In May 2024, in recognition of his contributions to the growth and success of the Company, the General Partner and Mach Resources entered into an agreement with Mr. Reineke (the “Reineke Agreement”) providing for (i) a lump sum payment to Mr. Reineke of $760,000, less applicable taxes and withholding, and (ii) accelerated vesting of all of Mr. Reineke’s 68,755 outstanding Time-Based Phantom Units under the Long-Term Incentive Plan (collectively, the “Benefits”). As consideration for the Benefits, Mr. Reineke agreed to a comprehensive release of claims in favor of the General Partner, Mach Resources LLC and their respective affiliates. Mr. Reineke also agreed to be bound by restrictive covenants concerning confidential information, non-disparagement and non-solicitation of customers and employees.
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
a.$75,000 per year for service as a board member; and
b.an additional $25,000 per year for service as chairperson of the Audit Committee or Compensation Committee.
In addition, pursuant to the Non-Employee Director Compensation Policy, annually, on a date determined by the Board, each individual who serves as a non-employee director as of such date will receive grants of Award Units with a grant date value equal to approximately $150,000 and, for each such Award Unit, a corresponding DER, which entitles the director to receive a cash payment equal to the total distributions paid by the Company in respect of a common unit during the time the corresponding Award Unit is outstanding. The Award Units (and their corresponding DERs) will vest on the earlier of (i) the first anniversary of the date of grant and (ii) a Change in Control (as defined in the Long-Term Incentive Plan), in each case, subject to such director’s continuing service on the Board through such date or Change in Control, as applicable. Our Non-Employee Director Compensation Policy provides that the Award Units and corresponding DERs will be granted under and will be subject to the terms and provisions of the Long-Term Incentive Plan and will be granted subject to the execution and delivery of award agreements.

Director Compensation Table
The following table summarizes the compensation awarded or paid to certain non-employee members of the Board for the fiscal year ended December 31, 2024. For summary information on the provision of the plans and programs, refer to the “Non-Employee Director Compensation” discussion immediately preceding this table.

Name	Fees Earned or Paid in Cash[1]	Stock Awards[2]	All other Compensation[3]	Total
Edgar R. Giesinger	$100,000	$150,001	$20,527	$270,528
Stephen Perich	$81,250	$150,001	$20,527	$251,778
Francis A. Keating II	$75,000	$150,001	$20,527	$245,528
William McMullen[4]	$—	$—	$—	$—

(1)	Represents fees earned by or paid to our non-employee directors for services during calendar year 2024. As of October 2024, the chairperson of the Compensation Committee receives an additional $25,000 per year in cash compensation in respect of such service. Accordingly, Mr. Perich received an additional $6,250, reflecting the pro-rated amount of such additional cash compensation for his service as chairperson of the Compensation Committee during the fourth quarter of 2024.
(2)	Each of our non-employee directors (other than Mr. McMullen) received an award of 9,180 Award Units, each of which was granted with a corresponding DER. The amounts reflected in this column represent the grant date fair value of the Award Units granted to each of our non-employee directors pursuant to the Long-Term Incentive Plan, as computed in accordance with FASB ASC Topic 718. See Note 9 of our audited consolidated financial statements included in Item 8 of Part II of this Annual Report for details.
(3)	For Mr. Giesinger, Mr. Perich, and Mr. Keating, represents DER payments in connection with vesting of Award Units. Mr. McMullen does not receive any DER payments.
(4)	Mr. McMullen does not receive cash or stock awards for his service as a member of the Board under the Non-Employee Director Compensation Policy because he is a service provider of Bayou City Energy, L.P. or its affiliates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information known to us, based on filings made under Section 13(d) and 13(g) of the Exchange Act, regarding the beneficial ownership of our common units as of March 7, 2025 by:
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
As of March 7, 2025, there were 118,334,519 common units outstanding.

	Common Units Beneficially Owned
	Common Units[3]	Percentage of Common Units
Name of Beneficial Owner:
Investment funds managed by Bayou City Energy Management LLC(1)	74,287,410	62.8%
Tom L. Ward(2)	13,665,631	11.5%
Kevin R. White	413,883	*
Michael E. Reel	73,683	*
William McMullen(1)	74,287,410	62.8%
Edgar R. Giesinger	7,895	*
Stephen Perich	7,895	*
Frank A. Keating	7,895	*
All executive officers and directors as a group (7 persons)	88,464,292	74.8%
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
(2) Includes common units held through Mach Resources, over which Mr. Ward has control, and common units held in trust through the Tom L Ward 1992 Revocable Trust, of which 4,800,000 common units are pledged as collateral to secure certain personal indebtedness of Mr. Ward.
(3)    Does not include unvested grants under the Long-Term Incentive Plan.
Equity Compensation Plan Information
The following table provides information with respect to our common units that may be issued under our existing equity compensation plans as of December 31, 2024.

Plan Category	Number of common units to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common units remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders
Mach Natural Resources LP 2023 Long-Term Incentive Plan(1)	1,116,016	$—	8,266,519
Equity compensation plans not approved by unitholders
None	—	$—	—
Total	1,116,016	$—	8,266,519
____________
(1) All outstanding awards represent time-vesting and performance-vesting Award Units (including Time-Based Phantom Units and Performance Phantom Units) (each granted in tandem with a corresponding DER, which entitles the recipient to receive a cash payment equal to the total distribution paid by the Company in respect of a common unit during the time the corresponding Award Unit is outstanding); there is no weighted average exercise price associated with these awards. If the vesting conditions are fulfilled, each Award Unit is settleable for one of our common units and is reflected as such above. Performance Phantom Unit awards with uncompleted performance conditions, which are also subject to a time-based vesting requirement, are reflected as the maximum amount of common units that would be earned based on the performance condition results. Because the number of common units to be issued upon settlement of outstanding Performance Phantom Units depends on the achievement of performance conditions, the number of common units actually issued may be substantially less than the number reflected in this column.
A description of the material terms of the Award Units (and corresponding DERs) granted under the Long-Term Incentive Plan to our Named Executive Officers as of December 31, 2024 is included within “Executive Compensation— Equity Incentives— 2023 Long-Term Incentive Plan” in Item 11 of Part III of this Annual Report, which description is incorporated into this Equity Compensation Plan Information disclosure by reference. The Long-Term Incentive Plan is incorporated by reference herein as Exhibit 10.1.
Item 13. Certain Relationships and Related Transactions, and Director Independence
As of the date hereof, the Sponsor owns 74,287,410 common units representing an approximate 62.8% limited partner interest in us, and BCE-Mach Aggregator, which is controlled by the Sponsor, owns 80.3% of our General Partner. Tom L. Ward beneficially owns 13,665,631 common units (excluding any unvested grants under the Long-Term Incentive Plan) representing an approximate 11.5% limited partner interest in us and beneficially owns 19.7% of our General Partner through his ownership of Mach Resources. The Sponsor, who owns BCE-Mach Aggregator, and Tom L. Ward through his ownership of Mach Resources indirectly appoint all of the directors of our General Partner, which owns a non-economic general partner interest in us.
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

The affiliates of our General Partner (the Sponsor and Tom L. Ward through his ownership in Mach Resources) beneficially own 87,953,041 common units, representing approximately 74.3% of our outstanding common units and receive a pro rata percentage of the cash distributions that we distribute in respect thereof.

Payments to our general partner and its affiliates	The management, maintenance and operational functions of our business are currently provided by Mach Resources, an affiliate of our General Partner, pursuant to the MSA (as defined below). The MSA provides that we will reimburse Mach Resources for the direct and indirect costs associated with such services and pay an annual management fee of approximately $7.4 million. Neither our General Partner nor the Sponsor currently receive any management fee or other compensation with respect to the management of our business; however, to the extent they did provide services in the future, they would be entitled to reimbursement under the partnership agreement. Our partnership agreement provides that our General Partner will determine the expenses that are allocable to us.
Withdrawal or removal of our general partner	If our General Partner withdraws or is removed, its non-economic general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
Liquidation Stage
Liquidation	Upon our liquidation, the partners, including our General Partner with respect to any common units or other units then held by our General Partner, will be entitled to receive liquidating distributions according to their respective capital account balances.
Common Unit Purchase by BCE
On February 7, 2025, the Company completed a public offering of 12,903,226 common units at a price of $15.50 per common unit, resulting in proceeds to the Company of $193.2 million, after deducting underwriting fees (the “February 2025 Offering”). In connection with the February 2025 Offering, BCE-Mach Aggregator, an affiliate of our General Partner, purchased 5,161,290 common units in the February 2025 Offering at the public offering price, which accounted for $79.2 million of the proceeds received by the Company in the February 2025 Offering, after deducting underwriting fees. In connection therewith, the underwriters received a reduced underwriting discount on such common units purchased by BCE-Mach Aggregator compared to other common units sold to the public in the February 2025 Offering.
Agreements with Management
Tom L. Ward, our Chief Executive Officer, and certain affiliated entities of Mr. Ward have royalty and working interests in certain of our wells. The payments related to these certain interests were $326,830 for the year ended December 31, 2024.
Management Services Agreement
We have entered into a management services agreement (“MSA”) with Mach Resources setting forth the operational services arrangements described below. Mach Resources is owned 50.5% by our Chief Executive Officer, Tom L. Ward, through the Tom L Ward 1992 Revocable Trust and 49.5% by WCT Resources LLC which is owned by certain trusts affiliated with Mr. Ward. Mach Resources provides certain management, maintenance and operational functions with respect to our assets as fully described in the MSA (the “Services”). We (i) pay Mach Resources an annual management fee of approximately $7.4 million and (ii) reimburse Mach Resources for the costs and expenses of the Services provided, including, but not limited to, (a) all reasonable third-party costs and expenses incurred by or paid by Mach Resources or its Affiliates in the performance of the Services, including the costs of any Person engaged by the Service Provider pursuant to the terms of the MSA, and (b) all general, administrative and supervision costs and expenses. We reimburse Mach Resources on a quarterly basis or at other intervals that we and Mach Resources may agree from time to time. Payments under the MSA to Mach Resources were $112.9 million for the year ended December 31, 2024. We anticipate that the size of the reimbursements to Mach Resources will vary with the size and scale of our operations, among other factors. The MSA has an initial term of two years and automatically extends for successive extension terms of one year each, unless terminated by either party in accordance with the MSA. In the MSA, both us and Mach Resources, an affiliate of our General Partner, and our respective affiliates agree to indemnify and hold harmless the other party from any and all losses arising out of or in connection with the agreement except for losses resulting from (i) fraud, gross negligence or willful misconduct of the other party, (ii) willful breach of the other party or (iii) employment claims made by Mach Resources employees.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Grant Thornton LLP, Oklahoma City, OK, Auditor Firm ID: 248.
Aggregate fees for professional services rendered for the Company by Grant Thornton LLP for the years ended December 31, 2024 and 2023, are presented in the following table.

	Year Ended December 31,
(in thousands)	2024	2023
Audit fees	$1,479	$1,884
Audit-related fees	—	—
Tax fees	—	110
All other fees	—	—
Total	$1,479	$1,994
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

3.1*	Certificate of Limited Partnership of Mach Natural Resources LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Form S-1 filed on September 22, 2023).
3.2*	Amended and Restated Agreement of Limited Partnership of Mach Natural Resources LP (incorporated by reference to Exhibit 3.1 of the Partnership’s Form 8-K filed on October 27, 2023).
3.3*	Amended and Restated Limited Liability Company Agreement of the General Partner (incorporated by reference to Exhibit 3.3 of the Partnership’s Form 10-Q filed on December 7, 2023).
3.4*	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 3.1 to the Partnership’s Form 8-K filed on June 13, 2024).
4.1**	Description of Capital Stock.
10.1*††	Mach Natural Resources LP 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Partnership’s Form 8-K filed on October 27, 2023).
10.2*††	Form of Mach Natural Resources LP 2023 Long-Term Incentive Plan Performance Unit Agreement (incorporated by reference to Exhibit 10.4 of the Partnership’s Form 10-Q filed on June 30, 2024).
10.3*
Form of Mach Natural Resources LP 2023 Long-Term Incentive Plan Phantom Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 4.4 of the Partnership’s Form S-8 filed on October 27, 2023).

10.4*	Form of Mach Natural Resources LP 2023 Long-Term Incentive Plan Phantom Unit Agreement (Executives) (incorporated by reference to Exhibit 4.5 of the Partnership’s Form S-8 filed on October 27, 2023).
10.5*
Contribution Agreement, dated October 13, 2023, by and among Mach Natural Resources LP, Mach Natural Resources Holdco LLC, Mach Natural Resources Intermediate LLC and the other contributors party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K filed on October 27, 2023).

10.6*
Management Services Agreement, dated October 27, 2023, by and between Mach Natural Resources LP and Mach Resources LLC (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K filed on October 27, 2023).

10.7*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Partnership’s Registration Statement on Form S-1, filed on September 29, 2023).
10.8*
Term Loan Credit Agreement, dated December 28, 2023, among Mach Natural Resources LP, the guarantors party thereto, the lenders party thereto, Texas Capital Bank, as the administrative agent, and Chambers Energy Management, LP, as the loan commitment arranger (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K filed on December 29, 2023).

10.9*
Revolving Credit Agreement, dated December 28, 2023, among Mach Natural Resources LP, the guarantors party thereto, the lenders party thereto and MidFirst Bank, as the administrative agent (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K filed on December 29, 2023).

10.10*
Third Amendment to Credit Agreement, among BCE-Mach III LLC, as borrower, BCE-Mach III Midstream Holdings LLC, as guarantor, the several lenders from time to time parties thereto, and MidFirst Bank as administrative agent, collateral agent issuing bank and lender, dated January 27, 2023 (incorporated by reference to Exhibit 10.14 to the Partnership’s Form S-1 filed on September 22, 2023).

10.11*
Amended and Restated Credit Agreement, dated November 10, 2023, among Mach Natural Resources Holdco LLC, as borrower, the several lenders from time to time parties thereto and MidFirst Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K filed on November 10, 2023).

10.12*††
Release Agreement, dated as of May 4, 2024, by and among the General Partner, Mach Resources LLC and Daniel T. Reineke, Jr. (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K filed on May 9, 2024).

10.13*††	Partnership’s Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K filed on May 9, 2024).
10.14*††	Form of Participation Agreement under the Partnership’s Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.3 of the Partnership’s Form 8-K filed on May 9, 2024).
10.15*
First Amendment to Term Loan Credit Agreement, dated August 26, 2024, among the Partnership, the guarantors party thereto, the lenders party thereto, Texas Capital Bank, as the administrative agent, and Chambers Energy Management LP, as the loan commitment arranger (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K filed on August 30, 2024).

10.16*
First Amendment to Revolving Credit Agreement, dated August 26, 2024, among the Partnership, the guarantors party thereto, the lenders party thereto and MidFirst Bank, as the administrative agent (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K filed on August 30, 2024).

19.1**	Mach Natural Resources LP Insider Trading Policy.
21.1**	List of Subsidiaries of Mach Natural Resources LP.
23.1**	Consent of Grant Thornton LLP.
23.2**	Consent of Cawley, Gillespie & Associates.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
97.1**	Clawback Policy of Mach Natural Resources LP.
99.1*
Report of Cawley, Gillespie & Associates of reserves of Mach Natural Resources LP, as of December 31, 2023 (incorporated by reference to Exhibit 99.1 of the Partnership’s Form 10-K filed on April 1, 2024).

99.2*
Report of Cawley, Gillespie & Associates, Inc., dated January 28, 2025, with respect to estimates of reserves of the Flycatcher Acquisition as of December 31, 2024 (SEC Pricing) (incorporated by reference to Exhibit 99.2 of the Partnership’s Form 8-K filed on February 5, 2025).

99.3*
Report of Cawley, Gillespie & Associates, Inc., dated January 28, 2025, with respect to estimates of reserves of the Flycatcher Assets as of December 31, 2024 (Strip Pricing) (incorporated by reference to Exhibit 99.3 of the Partnership’s Form 8-K filed on February 5, 2025).

99.4*
Report of Cawley, Gillespie & Associates, dated January 21, 2025, of reserves of Mach Natural Resources LP, as of December 31, 2024 (incorporated by reference to Exhibit 99.4 of the Partnership’s Form 8-K filed on February 5, 2025).

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

Mach Natural Resources LP (Registrant)

	By:	Mach Natural Resources GP LLC, its general partner

Date: March 13, 2025	By:	/s/ Tom L. Ward
	Name:	Tom L. Ward
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2025.

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