Form 10-Q
period 2025-03-31
MACH NATURAL RESOURCES LP
filed 2025-05-08
CIK 1980088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 118,336,367 common units outstanding as of May 2, 2025.

i

DEFINITIONS
“Adjusted EBITDA.” Net income before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) loss on debt extinguishment (5) equity-based compensation expense and (6) (gain) loss on sale of assets, net.
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
“BCE-Mach III.” BCE-Mach III LLC, a Delaware limited liability company.
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
“Net wells.” The percentage of gross wells an owner has. An owner who has a 50% interest in 100 gross wells owns 50 net wells.
“New Revolving Credit Facility.” Refers to the senior secured revolving credit agreement, dated as of February 27, 2025, among the Company, the lenders party thereto, and Truist Bank as administrative agent.
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
“WTI.” West Texas Intermediate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q contains or incorporates by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events at the time such statement was made. When considering forward-looking statements, you should keep in mind the risk factors included in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report. All forward-looking statements speak only as of the date of this Quarterly Report.
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil, natural gas and NGL. We disclose important factors that could cause our actual results to differ materially from our expectations as described under “Risk Factors” included in Part I, Item 1A in our Annual Report for the year ended December 31, 2024. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
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
•evolving cybersecurity risks such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions; and
•risks related to our ability to expand our business, including through the recruitment and retention of qualified personnel.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACH NATURAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$7,790	$105,776
Accounts receivable – joint interest and other, net	31,729	38,606
Accounts receivable – oil, gas, and NGL sales	124,936	132,945
Short-term derivative assets	—	14,069
Inventories	25,089	24,301
Other current assets	6,129	6,399
Total current assets	195,673	322,096
Oil and natural gas properties, using the full cost method:
Proved oil and natural gas properties	2,494,675	2,419,998
Less: accumulated depreciation, depletion and amortization	(579,780)	(520,641)
Oil and natural gas properties, net	1,914,895	1,899,357
Other property, plant and equipment	116,443	115,475
Less: accumulated depreciation	(26,032)	(23,710)
Other property, plant and equipment, net	90,411	91,765
Long-term derivative assets	114	640
Other assets	27,254	9,487
Operating lease assets	13,755	14,869
Total assets	$2,242,102	$2,338,214
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,886	$52,440
Accounts payable – related party	1,802	1,996
Accrued liabilities	52,091	53,500
Revenue payable	147,131	150,165
Short-term derivative liabilities	31,951	6,233
Current portion of long-term debt	—	82,500
Current portion of operating lease liabilities	4,992	5,587
Total current liabilities	281,853	352,421
Long-term debt	460,000	668,778
Asset retirement obligations	103,937	101,858
Long-term derivative liabilities	6,900	4,873
Long-term portion of operating leases	8,795	9,302
Other long-term liabilities	2,256	1,936
Total long-term liabilities	581,888	786,747
Commitments and contingencies (Note 10)
Partners’ capital:
Partners’ capital	1,378,361	1,199,046
Total liabilities and partners’ capital	$2,242,102	$2,338,214
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per common unit data)

	Three Months Ended March 31,
	2025	2024
Revenue
Oil, natural gas, and NGL sales	$252,726	$255,240
Loss on oil and natural gas derivatives	(40,693)	(29,268)
Midstream revenue	6,130	6,219
Product sales	8,605	6,964
Total revenues	226,768	239,155

Operating expenses
Gathering and processing	28,161	31,942
Lease operating expense	48,752	40,760
Production taxes	12,774	12,752
Midstream operating expense	2,970	2,559
Cost of product sales	7,987	6,100
Depreciation, depletion, amortization and accretion – oil and natural gas	61,185	65,372
Depreciation and amortization – other	2,400	2,098
General and administrative	9,017	8,478
General and administrative – related party	1,850	1,850
Total operating expenses	175,096	171,911
Income from operations	51,672	67,244

Other (expense) income
Interest expense	(17,894)	(26,285)
Loss on debt extinguishment	(18,540)	—
Other income (expense), net	648	743
Total other expense	(35,786)	(25,542)
Net income	$15,886	$41,702
Net income per common unit:
Basic	$0.14	$0.44
Diluted	$0.14	$0.44
Weighted average common units outstanding:
Basic	112,125	95,000
Diluted	112,199	95,005
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (UNAUDITED)
(in thousands)

	Common Units	Partners’ Capital
Balance at December 31, 2023	95,000	$1,191,724
Net income	—	41,702
Distributions to unitholders	—	(90,924)
Equity compensation	—	1,182
Balance at March 31, 2024	95,000	$1,143,684

Balance at December 31, 2024	103,490	$1,199,046
Net income	—	15,886
Distributions to unitholders	—	(59,729)
Equity compensation	—	2,112
Vesting of phantom units, net of units withheld for withholding taxes	6	(69)
Common units issued in the public offering, net of underwriting fees and offering expenses	14,839	221,115
Balance at March 31, 2025	118,335	$1,378,361
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$15,886	$41,702
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion, amortization and accretion	63,585	67,470
Loss on derivative instruments	40,693	29,268
Loss on debt extinguishment	18,540	—
Cash receipts on settlement of derivative contracts	4,428	6,557
Debt issuance costs and discount amortization	1,416	1,268
Equity based compensation	2,112	1,182
Adjustments to expected credit losses	(249)	454
Gain on sale of assets	(29)	(11)
Settlement of asset retirement obligations	(18)	(28)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	8,001	(32,758)
Revenue payable	(3,034)	33,359
Accounts payable and accrued liabilities	(5,377)	(5,014)
Other	(3,435)	504
Net cash provided by operating activities	142,519	143,953

Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(50,316)	(49,879)
Capital expenditures for other property and equipment	(1,071)	(4,277)
Acquisition of assets	(29,303)	(1,151)
Proceeds from sales of oil and natural gas properties	2,627	447
Proceeds from sales of other property and equipment	53	140
Net cash used in investing activities	(78,010)	(54,720)

Cash flows from financing activities
Proceeds from offering, net of offering costs	221,553	—
Repayments of borrowings on term note	(763,125)	—
Payments of debt extinguishment costs	(7,741)	—
Proceeds from borrowings on credit facilities	533,000	—
Repayments of borrowings on credit facilities	(73,000)	—
Debt issuance costs	(13,923)	(475)
Distributions to unitholders	(59,190)	(90,250)
Withholding taxes paid on vesting of phantom units	(69)	—
Net cash used in financing activities	(162,495)	(90,725)
Net decrease in cash and cash equivalents	(97,986)	(1,492)
Cash and cash equivalents, beginning of period	105,776	152,792
Cash and cash equivalents, end of period	$7,790	$151,300
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.Organization and Nature of Business
Mach Natural Resources LP (the “Company”) is a Delaware limited partnership that was formed for the purpose of effectuating an initial public offering (the “Offering”) that closed in October 2023. The Company’s common units representing limited partnership interests (the “common units”) are listed on The New York Stock Exchange under the symbol “MNR.” The Company is an independent upstream oil and gas company focused on the acquisition, development and production of oil, natural gas and natural gas liquids (“NGL”) reserves in the Anadarko Basin region of Western Oklahoma, Southern Kansas and the panhandle of Texas.
The Company is a holding partnership whose sole material asset consists of membership interests in Mach Natural Resources Intermediate LLC (“Intermediate”). Intermediate wholly owns Mach Natural Resources Holdco LLC (“Holdco”), and Holdco wholly owns each of the Company’s three operating subsidiaries, BCE-Mach LLC (“BCE-Mach”), BCE-Mach II LLC (“BCE-Mach II”) and BCE-Mach III LLC (collectively, the “Mach Companies”).

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
The unaudited consolidated financial statements included herein were prepared from records of the Company in accordance with generally accepted accounting principles in the United States (“US GAAP”) and include accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, as included in the Company’s Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2025. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals that are considered necessary for a fair statement of the financial information, have been included.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
As of March 31, 2025, the Company had one customer that represented approximately 22.9% of our total joint interest receivables. As of December 31, 2024, the Company had one customer that represented approximately 22.6% of our total joint interest receivables.
The Company establishes its allowance for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. The Company estimates uncollectible amounts based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s expected ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company considers forecasts of future economic conditions in its estimate of expected credit losses and adjusts its allowance for expected credit losses when necessary. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. At March 31, 2025 and December 31, 2024, the allowance for credit losses related to joint interest receivables were $3.7 million and $3.9 million, respectively, and the credit losses related to sales of oil and natural gas were not material.
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
Oil and Natural Gas Operations

The Company uses the full cost method of accounting for its exploration and development activities. Under this method of accounting, costs of both successful and unsuccessful exploration and development activities are capitalized as proved oil and natural gas properties. This includes any internal costs that are directly related to exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities, which are expensed as incurred. Capitalized costs are depreciated using the unit-of production method. Under this method, depletion is computed at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by a net equivalent proved reserves at the beginning of the period. Depletion per barrel equivalent unit of production was $8.12 and $7.86 for the three months ended March 31, 2025 and 2024, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $59.1 million and $63.7 million for the three months ended March 31, 2025 and 2024, respectively.
Under the full cost method, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the full cost “ceiling” at the end of each reporting period. The ceiling is calculated based on the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%. The estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and natural gas properties. Estimated future net cash flows are calculated using the preceding 12-months’ average price based on closing prices on the first day of each month. The net book value is compared to the ceiling

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. The ceiling limitation computation is determined without regard to income taxes due to the Internal Revenue Service (“IRS”) recognition of the Company as a flow-through entity. No impairments on proved oil and natural gas properties were recorded for the three months ended March 31, 2025 and 2024.
Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. As of March 31, 2025, and December 31, 2024, the Company had no properties excluded from the full cost pool. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.
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
Other Property and Equipment, Net
Other property and equipment primarily consists of gathering systems, processing plants, and salt water disposal systems. Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years. Depreciation expense for other property and equipment was $2.4 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively.
Impairment losses are recorded on property and equipment used in operations and other long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. No impairment of other property and equipment was recorded for the three months ended March 31, 2025 or 2024.
Inventories
Inventories are stated at the lower of cost or net realizable value and consist of production and midstream equipment not placed in service as of March 31, 2025 and December 31, 2024, and crude oil held in storage. The Company’s production equipment primarily consists of oil and natural gas drilling or repair items such as tubing, casing and pumping units, as well as pipe for midstream operations, and are valued primarily using a weighted average cost method applied to specific classes of inventory items. Crude oil inventories are valued using the first-in, first-out inventory method. The components of inventory consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Production equipment	$24,231	$23,475
Crude oil in storage	858	826
Total	$25,089	$24,301
Debt Issuance Costs
On February 27, 2025, the Company capitalized $14.6 million of new debt issuance costs related to the New Revolving Credit Facility (as defined in Note 6). The remaining unamortized debt issuance costs of $0.5 million from the Revolving Credit Agreement were retained and added to the additional amount of debt issuance costs associated with the New Revolving Credit Facility and are being amortized over the New Revolving Credit Facility’s term.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other assets include capitalized costs related to the New Revolving Credit Facility of $15.1 million, net of accumulated amortization of $0.3 million as of March 31, 2025. As of December 31, 2024, other assets include capitalized costs related to the Revolving Credit Agreement of $2.6 million, net of accumulated amortization of $2.0 million. These costs are being amortized over the terms of the related credit agreements and are reported as interest expense on the Company’s statement of operations.
Debt issuance costs and the discount associated with the Company’s Term Loan Credit Agreement are presented as a reduction of the carrying value of long-term debt on the Company’s balance sheet. As of December 31, 2024, the Company had unamortized debt issuance costs and discount of $11.8 million in relation to the Term Loan Credit Agreement. On February 27, 2025, the Company wrote-off the remaining unamortized balance of the debt issuance costs and discount associated with the Term Loan Credit Agreement. See Note 6 for further discussion.
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
The Company disallows the recognition of tax positions not deemed to meet a “more-likely-than not” threshold of being sustained by the applicable tax authority. The Company’s policy is to reflect interest and penalties related to uncertain tax positions in general and administrative expense, when and if they become applicable. The Company has not recognized any potential interest or penalties in its financial statements for the three months ended March 31, 2025. The Company’s tax years 2024, 2023, and 2022 remain open for examination by state authorities.
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
In general, the amount of ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an estimated credit adjusted rate. If the estimated ARO changes materially, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
changes in the estimated timing of abandonment. The following is a reconciliation of ARO for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31, 2025	March 31, 2024
Asset retirement obligation at beginning of period	$101,858	$85,094
Liabilities assumed in acquisitions	34	—
Liabilities incurred	65	357
Liabilities settled	(66)	(25)
Liabilities revised	—	—
Accretion expense	2,046	1,706
Asset retirement obligation at end of period	$103,937	$87,132
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Concentrations
The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. The following purchasers each accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Philips 66 Company	29.3%	27.8%
NextEra Energy Marketing LLC	24.4%	11.5%
CVR Supply & Trading, LLC	10.7%	*
Shell Oil Company	*	16.0%
* Purchaser did not account for greater than 10% of oil, natural gas, and NGL sales for the period.

The Company’s receivables as of March 31, 2025 and 2024 from oil and gas sales are concentrated with the same counterparties noted above. The Company does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contract Balances
Cash received relating to future performance obligations is deferred and recognized when all revenue recognition criteria are met. Contract liabilities generated from such deferred revenue are not considered to be material as of March 31, 2025. The Company’s product sales and marketing contracts do not give rise to contract assets.
Revenue Disaggregation
The following table displays the revenue disaggregated and reconciles disaggregated revenue to the revenue reported (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
Oil	$124,541	$144,098
Natural gas	86,247	64,012
NGL	44,577	48,110
Gross oil, natural gas, and NGL sales	255,365	256,220
Transportation, gathering and marketing	(2,639)	(980)
Net oil, natural gas, and NGL sales	$252,726	$255,240
Earnings per Common Unit
The Company’s basic earnings per unit (“EPU”) is computed based on the weighted average number of common units outstanding for the period. Diluted EPU includes the effect of the Company’s phantom units if the inclusion of these units is dilutive. See Note 13 for additional information on the Company’s EPU.
Supplemental Cash Flow Information
Supplemental disclosures to the statements of cash flows are presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,292	$25,296
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$650	$21,411
Asset retirement cost capitalized	$65	$357
Right-of-use assets obtained in exchange for lease liabilities	$707	$194
Change in accrued distributions	$539	$674
Change in accrued offering costs	$438	$—
Change in accrued debt issuance costs	$665	$—
Recent Accounting Pronouncements
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.Acquisitions and Divestitures

Flycatcher Acquisition
On December 20, 2024, the Company entered into a Purchase and Sale Agreement (the “Flycatcher PSA”) to purchase certain oil and gas assets near our recently acquired oil and gas assets located in the Ardmore Basin of Oklahoma for consideration of $29.8 million in cash, subject to certain customary purchase price adjustments (the “Flycatcher Acquisition”). The Company plans to finalize all such adjustments and complete the purchase price allocation in 2025 based on terms of the Flycatcher PSA. The Company does not expect post-closing adjustments to be material and they would primarily affect the value of proved oil and gas properties.
The transaction closed on January 31, 2025 and the Company borrowed $23.0 million on the Revolving Credit Agreement to fund the Flycatcher Acquisition. This purchase was accounted for as an asset acquisition as substantially all of the fair value of acquired assets could be allocated to a single identified asset group of proved oil and natural gas properties. The table below reflects the preliminary fair value estimates of the assets acquired and liabilities assumed as of the acquisition date. See Note 8 for additional information regarding fair value measurements. Below is a reconciliation of the assets acquired and liabilities assumed (in thousands):

Flycatcher Acquisition
Consideration transferred:
Cash consideration	$24,141
Capitalized transaction costs	182
Total acquisition consideration	$24,323
Assets acquired:
Proved oil and natural gas properties	$26,566
Other assets	8
Total assets to be acquired	26,574
Liabilities assumed:
Revenue suspense	2,217
Asset retirement obligations	34
Total liabilities assumed	2,251
Net assets acquired	$24,323
Ardmore Basin Acquisition
On August 26, 2024, the Company entered into a Consent Agreement with the purchaser under a Purchase and Sale Agreement (the “Ardmore Basin PSA”) to acquire oil and gas properties in the Ardmore Basin of Oklahoma for consideration of approximately $98.0 million in cash, subject to certain customary purchase price adjustments (the “Ardmore Basin Acquisition”).

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

	Initial			Final
	Ardmore Basin Acquisition	Adjustments		Ardmore Basin Acquisition
Consideration transferred:
Cash consideration	$78,317	$(2,966)	(a)	$75,351
Capitalized transaction costs	1,295	49	(a)	1,344
Less: purchase price adjustment receivable	(2,735)	2,735	(a)	—
Total acquisition consideration	$76,877	$(182)		$76,695
Assets acquired:
Proved oil and natural gas properties	$85,663	$(269)	(a)	$85,394
Other assets	13	—		13
Total assets to be acquired	85,676	(269)		85,407
Liabilities assumed:
Revenue suspense	8,636	(87)	(a)	8,549
Asset retirement obligations	163	—		163
Total liabilities assumed	8,799	(87)		8,712
Net assets acquired	$76,877	$(182)		$76,695
a.Adjustment reflects additional accounting data received and processed subsequent to the acquisition date. The initial purchase price allocation considered available data at the time of disclosure.
Western Kansas Acquisition
On August 9, 2024, the Company executed a purchase and sale agreement (the “Western Kansas PSA”) to purchase certain oil and gas properties in Kansas and Oklahoma for consideration of $38.0 million in cash, subject to certain customary purchase price adjustments (the “Western Kansas Acquisition”). The Company plans to finalize all such adjustments and complete the purchase price allocation in 2025 based on terms of the Western Kansas PSA. The Company does not expect post-closing adjustments to be material and they would primarily affect the value of proved oil and gas properties.
The transaction closed on September 25, 2024. This purchase was accounted for as an asset acquisition as substantially all of the fair value of acquired assets could be allocated to a single identified asset group of proved oil and natural gas properties. The table below reflects the preliminary fair value estimates of the assets acquired and liabilities assumed as of

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the acquisition date. See Note 8 for additional information regarding fair value measurements. Below is a reconciliation of the assets acquired and liabilities assumed (in thousands):

	Initial			As of March 31, 2025
	Western Kansas Acquisition	Adjustments		Western Kansas Acquisition
Consideration transferred:
Cash consideration	$36,657	$860	(a)	$37,517
Capitalized transaction costs	—	301	(a)	301
Less: purchase price adjustment receivable	—	(336)	(a)	(336)
Total acquisition consideration	$36,657	$825		$37,482
Assets acquired:
Proved oil and natural gas properties	$45,582	$852	(a)	$46,434
Other property and equipment	400	—		400
Other assets	123	97	(a)	220
Total assets to be acquired	46,105	949		47,054
Liabilities assumed:
Revenue suspense	333	15	(a)	348
Asset retirement obligations	9,115	109	(a)	9,224
Total liabilities assumed	9,448	124		9,572
Net assets acquired	$36,657	$825		$37,482
Divestitures
On June 26, 2024, the Company executed a purchase and sale agreement to sell certain acreage not attributable to the Company’s proved developed reserves. The proceeds from the sale were approximately $38.0 million, and were applied as a credit against the full cost pool with no gain or loss recognized.
4. Property and Equipment
The Company’s property and equipment consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Oil and natural gas properties
Proved properties	$2,494,675	$2,419,998
Accumulated depreciation and depletion	(579,780)	(520,641)
Oil and natural gas properties, net	1,914,895	1,899,357
Other property and equipment
Gas gathering system	35,424	35,241
Gas processing plants	35,958	35,949
Water disposal assets	29,334	28,977
Other assets	15,727	15,308
Total other property and equipment	116,443	115,475
Accumulated depreciation, depletion and amortization	(26,032)	(23,710)
Total other property and equipment, net	$90,411	$91,765

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Operating expenses	$13,336	$12,489
Capital expenditures	19,870	24,027
Payroll costs	4,822	7,842
Derivative settlements	840	149
Severance and other tax	7,929	5,202
Midstream shipper payable	1,228	1,160
General, administrative, and other	4,066	2,631
Total accrued liabilities	$52,091	$53,500
6. Long-Term Debt
New Revolving Credit Facility
On February 27, 2025, the Company entered into a senior secured reserve-based revolving credit facility (the “New Revolving Credit Facility”), among the Company, the lenders and issuing banks party thereto from time to time and Truist Bank, as the administrative agent and collateral agent.
The New Revolving Credit Facility has (i) an initial borrowing base and elected commitment amount of $750.0 million, with a maximum commitment amount of $2.0 billion subject to borrowing base availability, (ii) a maturity date of February 27, 2029 and (iii) an interest rate equal to, at the Company’s election, (a) term SOFR (subject to a 0.10% per annum adjustment) plus a margin ranging from 3.00-4.00% per annum or (b) a base rate plus a margin ranging from 2.00-3.00% per annum, with the margin dependent upon borrowing base utilization at the time of determination. The Company is also required to pay a commitment fee of 0.50% per annum on the daily unused portion of the current aggregate commitments under the New Revolving Credit Facility.
The New Revolving Credit Facility’s borrowing base is redetermined semi-annually, in April and October. The New Revolving Credit Facility requires the Company to maintain as of the last day of each fiscal quarter (i) a consolidated total net leverage ratio of less than or equal to 3.00 to 1.00, and (ii) a current ratio of no less than 1.00 to 1.00.
The Company used borrowings from the New Revolving Credit Facility, together with cash on hand and proceeds from the February 2025 Offering (as defined below), to repay the Term Loan Credit Agreement and the Revolving Credit Agreement (as defined below) in full. As of March 31, 2025, there were $460.0 million of outstanding borrowings under the New Revolving Credit Facility with $5.0 million in outstanding letters of credit, and the remaining availability under the New Revolving Credit Facility was $285.0 million. The effective interest rate as of March 31, 2025 was 8.4%.
Term Loan Credit Agreement and Revolving Credit Agreement
On December 28, 2023, the Company entered into (i) a senior secured term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders party thereto, Texas Capital Bank, as agent, and Chambers Energy Management, LP, as arranger, and (ii) a senior secured revolving credit agreement with a syndicate of lenders, including MidFirst Bank as the administrative agent.
Loans advanced to the Company under the Term Loan Credit Agreement were secured by a first-priority security interest on substantially all of our assets. The Term Loan Credit Agreement had (i) an aggregate principal amount of $825.0 million, (ii) a maturity date of December 31, 2026 and (iii) an interest rate equal to the three-month SOFR plus 6.50% plus a credit spread adjustment equal to 0.15%, provided that the three-month SOFR will not be less than 3.00%. The Term Loan Credit Agreement included customary covenants, mandatory repayments and events of default of financings of this type. As of December 31, 2024, there were $763.1 million of outstanding borrowings under the Term Loan Credit Agreement. The effective interest rate as of December 31, 2024 was 12.3%.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On February 27, 2025, the Company used borrowings from the New Revolving Credit Facility, together with cash on hand and proceeds from the February 2025 Offering, to repay the existing amounts outstanding under, and terminate, the Term Loan Credit Agreement. The termination of the Term Loan Credit Agreement was treated as a debt extinguishment. Accordingly, the Company recorded $18.5 million in debt extinguishment costs, which included $10.8 million related to the write-off of all unamortized discount and debt issuance costs and $7.7 million related to prepayment penalties.
Loans advanced to the Company under the Revolving Credit Agreement were secured by a super-priority security interest on substantially all of our assets. The Revolving Credit Agreement had (i) a maximum available principal amount of $75.0 million, with maximum commitments equal to $75.0 million, (ii) a maturity date of December 28, 2026 and (iii) an interest rate equal to the one, three, or six month SOFR, at the Company’s election, plus a credit spread adjustment equal to 0.10%, 0.15%, or 0.25%, respectively, in each case, plus 3.00%, provided that the applicable tenor SOFR will not be less than 3.50%. The Revolving Credit Agreement included customary covenants, mandatory repayments and events of default of financings of this type. The Company was also required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Revolving Credit Agreement. As of December 31, 2024, the Revolving Credit Agreement was undrawn, and there was $5.0 million in outstanding letters of credit.
On January 31, 2025, the Company borrowed $23.0 million under the Revolving Credit Agreement to fund the Flycatcher Acquisition.
On February 27, 2025, the Company used borrowings under the New Revolving Credit Facility to repay the existing amounts outstanding under and terminate the existing Revolving Credit Agreement. The termination of the Revolving Credit Agreement was treated as a debt modification based on the composition of the bank syndication in the New Revolving Credit Facility and the change in borrowing capacity.
The Company has not guaranteed the debt or obligations of any other party, nor does the Company have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the open financial derivative positions as of March 31, 2025, related to oil production:

Period	Volume (Mbbl)	Weighted Average Fixed Price
Q2 2025	772	$72.23
Q3 2025	658	68.57
Q4 2025	610	68.21
Q1 2026	572	67.41
Q2 2026	270	73.12
Q3 2026	256	66.20
Q4 2026	244	65.34
Q1 2027	233	64.96
The following table summarizes the open financial derivative positions as of March 31, 2025, related to natural gas production:

Period	Volume (Bbtu)	Weighted Average Fixed Price
Q2 2025	10,974	$3.48
Q3 2025	10,488	3.58
Q4 2025	10,065	4.03
Q1 2026	9,689	4.04
Q2 2026	4,679	3.53
Q3 2026	4,526	3.53
Q4 2026	4,386	3.77
Q1 2027	4,257	4.36
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

	March 31, 2025	December 31, 2024
Derivative contracts – current, gross	$4,188	$14,696
Netting arrangements	(4,188)	(627)
Derivative contracts – current, net	$—	$14,069

Derivative contracts – long-term, gross	$2,484	$2,182
Netting arrangements	(2,370)	(1,542)
Derivative contracts – long-term, net	$114	$640

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the gross amounts of recognized derivative liabilities, the amounts that are subject to offsetting under master netting arrangements and the net recorded fair values as recognized on the balance sheet (in thousands):

	March 31, 2025	December 31, 2024
Derivative contracts – current, gross	$(36,139)	$(6,860)
Netting arrangements	4,188	627
Derivative contracts – current, net	$(31,951)	$(6,233)

Derivative contracts – long-term, gross	$(9,270)	$(6,415)
Netting arrangements	2,370	1,542
Derivative contracts – long-term, net	$(6,900)	$(4,873)
Gains and Losses.    The following table presents the settlement and mark-to-market (“MTM”) gains and losses presented as a loss or gain on derivatives in the statement of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Settlements of oil derivatives	$908	$1,911
Settlements of natural gas derivatives	739	2,044
MTM gains (losses) on oil derivatives, net	795	(38,180)
MTM gains (losses) on natural gas derivatives, net	(43,135)	4,957
Total gains (losses) on derivative contracts	$(40,693)	$(29,268)
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
value, and nonperformance risk. Substantially all of these inputs are observable in the marketplace throughout the full term of the contract and can be supported by observable data.
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
As of March 31, 2025
Assets:
Commodity derivative instruments	$—	$114	$—	$114
Liabilities:
Commodity derivative instruments	$—	$(38,851)	$—	$(38,851)
As of December 31, 2024
Assets:
Commodity derivative instruments	$—	$14,709	$—	$14,709
Liabilities:
Commodity derivative instruments	$—	$(11,106)	$—	$(11,106)
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity-based compensation is presented within general and administrative expense on our consolidated statements of operations.
On October 27, 2023, the Company adopted a new long-term incentive plan (the “Long-Term Incentive Plan”) for employees, consultants and directors in connection with the Offering. The Company issues phantom units (“Time-Based Phantom Units”) to certain employees of Mach Resources LLC (“Mach Resources”) and directors of the Company as compensation for services rendered to the Company. The Time-Based Phantom Unit awards for all employees of Mach Resources vest ratably on the first three anniversaries of the date of the grant, subject to the employee’s continued employment. Within 60 days of the vesting of a Time-Based Phantom Unit, the employee will receive a common unit of the Company. Each Time-Based Phantom Unit was granted with a corresponding distribution equivalent right (“DER”), which entitles the employee to receive a payment equal to the total distributions paid by the Company in respect of a common unit of the Company during the time the applicable phantom unit is outstanding. Payment of a DER occurs when its corresponding phantom unit vests, and in the event such phantom unit is forfeited, the corresponding DER is also forfeited.

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,023,320	$17.36	38,622	$24.88
Granted	13,609	$17.18	72,759	$19.61
Vested	(1,998)	$17.59	—	$—
Forfeited/Cancelled	(4,467)	$17.99	—	$—
Unvested at March 31, 2025	1,030,464	$17.35	111,381	$21.44

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	709,545	$18.80	—	$—
Granted	6,412	$17.59	—	$—
Vested	—	$—	—	$—
Forfeited/Cancelled	(6,951)	$18.80	—	$—
Unvested at March 31, 2024	709,006	$18.79	—	$—

Total non-cash compensation cost related to the Time-Based Phantom Units was $1.8 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $14.6 million of unrecognized compensation cost related to the Time-Based Phantom Units that is expected to be recognized over a weighted average period of approximately 2.1 years.
The aggregate fair value of share based awards that vested during the three-month period ended March 31, 2025 was approximately $31.8 thousand based on the unit price at the time of vesting.
The Company has awarded performance based phantom units (“Performance Phantom Units”) to certain of its executive officers under the Long-Term Incentive Plan. The number of common units issued pursuant to each Performance Phantom Unit award agreement will be from 0% to 200% of the target number of Performance Phantom Units thereunder based on a combination of the Company’s (i) total shareholder return (“TSR”), (ii) relative TSR compared to the TSR of the companies in the Company’s designated peer group and (iii) total recordable incident rate, in each case, for the applicable performance period. The Performance Phantom Unit awards are broken into two categories: long-term performance units, which have a three-year performance period, and short-term performance units, which are broken into three separate one-year tranches with performance periods in each one-year period. Performance Phantom Units vest based on the achievement of the applicable performance metrics at the end of the applicable performance period, subject generally to the applicable executive officer’s continued employment through such performance period. Within 60 days of the vesting of a Performance Phantom Unit, the executive officer will receive a common unit of the Company. Each Performance Phantom

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unit was granted with a corresponding DER. Payment of any such DER occurs when its corresponding Performance Phantom Unit vests, and in the event such Performance Phantom Unit is forfeited, the corresponding DER is also forfeited. The grant date fair values of the Performance Phantom Units with market conditions were determined using the Monte Carlo simulation method and are being recorded ratably from the grant date to the end of the applicable performance period.
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of Performance Phantom Units granted during the year ended December 31, 2024, and the period ended March 31, 2025.

Grant date	May 3, 2024	January 1, 2025
Period for volatility, correlations, and risk-free rate	2.66 years	3.00 years
Risk-free interest rate	4.61%	4.23%
Implied equity volatility	57.25%	50.57%
Unit price on date of grant	$20.44	$17.18
Total non-cash compensation cost related to the Performance Phantom Units was $0.3 million for the three months ended March 31, 2025. As of March 31, 2025, there was $1.9 million of unrecognized compensation cost related to phantom units that is expected to be recognized over a weighted average period of approximately 2.1 years.
10. Commitments and Contingencies
Legal Matters.    In the ordinary course of business, the Company may at times be subject to claims and legal actions including, but not limited to, title disputes, royalty disputes, contract claims, personal injury claims and employment claims. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Nevertheless, actual outcomes may differ significantly from the Company’s assessment. As of March 31, 2025 and December 31, 2024 the Company has accrued approximately $1.5 million in accrued liabilities pertaining to these matters. Management does not expect that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.
Environmental Matters.    The Company is subject to various federal, state and local laws and regulations relating to pollution and the protection of the environment. These laws, which are often changing, regulate the discharge and disposal of materials into the environment and may require the Company to obtain permits for, remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.
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
NGL Sales and Gas Transportation Commitments.    The Company is party to a NGL sales contract, which includes certain NGL volume commitments in the event the Company elects not to reduce its committed quantity, at its option. To the extent the Company does not deliver NGL volumes in sufficient quantities to meet the commitment and does not elect to reduce its committed quantity, it would be required to pay a deficiency fee. The Company is currently delivering at least the minimum volumes. Additionally, the Company has natural gas firm transportation agreements terminating in 2025. For the three months ended March 31, 2025 and 2024, the Company incurred approximately $0.1 million and $1.2 million, respectively, of transportation charges under these agreements. Total remaining payments under these contracts were approximately $0.1 million as of March 31, 2025.
Contributions to 401(k) Plan.    The Company sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum pre-tax threshold through salary deferrals. The plan provides a company match on 100% of salary deferrals that do not exceed 10% of compensation. We contributed $1.1 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

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
Discount Rate
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate reflects the estimated rate of interest that it would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment.
Future amounts due under operating lease liabilities as of March 31, 2025, were as follows (in thousands):

Remaining 2025	$4,554
2026	4,365
2027	3,287
2028	2,120
2029	1,254
Total lease payments	$15,580
Less: imputed interest	(1,793)
Total	$13,787
The following table summarizes our total lease costs before amounts are recovered from our joint interest partners, where applicable, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$2,087	$4,073
Short-term lease cost	7,503	5,871
Total lease cost	$9,590	$9,944
The weighted-average remaining lease term as of March 31, 2025 was 3.27 years. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2025 was 7.3%.

	Three Months Ended March 31,
	2025	2024
Operating cash outflows from operating leases	$2,063	$4,112
12. Partners’ Capital
On February 7, 2025, the Company completed a public offering of 12,903,226 common units at a price to the public of $15.50 per common unit, less underwriting discounts and commissions (the “February 2025 Offering”). On February 12, 2025, the underwriters of the public offering fully exercised their option to purchase an additional 1,935,483 common units at a price to the public of $15.50 per common unit, less underwriting discounts and commissions. The sale of the Company’s common units resulted in gross proceeds of $230.0 million and net proceeds of $221.1 million, after deducting underwriting fees and offering expenses. Proceeds from the offering were used to repay a portion of the Term Loan Credit Agreement and Revolving Credit Agreement.
On September 9, 2024, the Company completed a public offering of 7,272,728 common units at a price to the public of $16.50 per common unit, less underwriting discounts and commissions. On September 24, 2024, the underwriters of the

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
public offering partially exercised their option to purchase an additional 1,018,465 common units at a price to the public of $16.50 per common unit, less underwriting discounts and commissions. The sale of the Company’s common units resulted in gross proceeds of $136.8 million and net proceeds of $128.9 million, after deducting underwriting fees and offering expenses. Proceeds from the offering were used to fund the Western Kansas Acquisition and the Ardmore Basin Acquisition.
As of March 31, 2025 and December 31, 2024, the Company had 118,334,519 and 103,490,483 common units outstanding, respectively.
The Company distributed $0.50 per unit for total cash distributions of $59.2 million for the three months ended March 31, 2025.
13. Earnings Per Common Unit
The Company has a single class of common units. The Company has potentially dilutive securities as of March 31, 2025, which consist of phantom units issued under the Company’s long-term incentive plan. The treasury stock method is used to determine the dilutive impact for the Company’s phantom units. There were 0.1 million phantom units that were considered dilutive for the three months ended March 31, 2025. As of March 31, 2025 there were 15.4 thousand phantom units that were considered antidilutive and thus excluded from the calculation of diluted earnings per common unit. As of March 31, 2024, there were no units that were considered antidilutive.
The following represents the computation of basic and diluted earnings per common unit for the three months ended March 31, 2025 and 2024 (in thousands, except per unit data):

	Three Months Ended March 31,
	2025	2024
Net income - basic and diluted	$15,886	$41,702
Weighted-average common units outstanding - basic	112,125	95,000
Effect of dilutive securities	74	5
Weighted-average common units outstanding - diluted	112,199	95,005
Earnings per common unit - basic	$0.14	$0.44
Earnings per common unit - diluted	$0.14	$0.44
14. Related Party Transactions
Management Services Agreement
On October 27, 2023, the Company entered into a management services agreement (the “MSA”) with Mach Resources. Under the MSA, Mach Resources manages and performs all aspects of oil and gas operations and other general and administrative functions for the Company and the Company (i) will pay Mach Resources an annual management fee of approximately $7.4 million and (ii) reimburse Mach Resources for the costs and expenses of the services provided. On a monthly basis, the Company distributes funding to Mach Resources for performance under the MSA. During the three months ended March 31, 2025 and 2024, the Company paid Mach Resources $31.3 million (inclusive of $1.9 million in management fees presented as general and administrative expense - related party in the statement of operations) and $30.4 million (inclusive of $1.9 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. As of March 31, 2025 and December 31, 2024, the Company owed $1.8 million and $2.0 million, respectively, to Mach Resources, presented as accounts payable - related party.
Common units purchased by BCE-Mach Aggregator
In connection with the February 2025 Offering, BCE-Mach Aggregator, an affiliate of our General Partner, purchased 5,161,290 common units at the public offering price, which accounted for $79.2 million of the proceeds received by the Company in the February 2025 Offering, after deducting underwriting fees. In connection therewith, the underwriters received a reduced underwriting discount on such common units purchased by BCE-Mach Aggregator compared to other common units sold to the public in the February 2025 Offering.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15. Segment Information
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
The following table summarizes total revenues, significant expenses, net income and capital expenditures related to the E&P Segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenues	$226,768	$239,155

Gathering and processing	28,161	31,942
Lease operating expense	48,752	40,760
Production taxes	12,774	12,752
Total significant expenses	89,687	85,454
Midstream operating expense	2,970	2,559
Cost of product sales	7,987	6,100
Depreciation, depletion, amortization and accretion – oil and natural gas	61,185	65,372
Depreciation and amortization – other	2,400	2,098
General and administrative	9,017	8,478
General and administrative – related party	1,850	1,850
Interest expense	17,894	26,285
(Loss) on debt extinguishment	18,540	—
Other expense, net	(648)	(743)
Total expenses	210,882	197,453

Net income	$15,886	$41,702

Capital expenditures, including acquisitions	81,358	81,576
The following table summarizes total assets to the E&P Segment as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Total assets	$2,242,102	$2,338,214

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. Subsequent Events
XTO Acquisition
On March 25, 2025, the Company entered into an Equity Interest Purchase Agreement with XTO Energy, pursuant to which the Company would acquire certain oil and gas assets located in Oklahoma, Kansas and Wyoming, for consideration of $60.0 million in cash, subject to certain customary purchase price adjustments (the “XTO Acquisition”). The transaction closed on April 30, 2025. As of March 31, 2025, the Company had paid a deposit of $6.0 million which is included in other assets on the Company’s balance sheet. The Company used borrowings on the New Revolving Credit Facility and cash on hand to fund the XTO Acquisition.
New Credit Facility
Subsequent to March 31, 2025, the Company has borrowed $65.0 million on the New Revolving Credit Facility. Borrowings were used to fund the XTO Acquisition and for general corporate purposes.
Distribution Declaration
On May 8, 2025, the Company declared its quarterly distribution for the first quarter of 2025 of $0.79 per common unit, which will be paid on June 5, 2025.

The Company has evaluated subsequent events through the date of issuance of these financial statements to ensure that any subsequent events that met the criteria for recognition and disclosure in this Quarterly Report have been properly included.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report and also with “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations for the three months ended March 31, 2025 and 2024.
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
Market Outlook
Our financial results depend on many factors, particularly commodity prices and our ability to find, develop and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand. The oil and natural gas industry is cyclical and commodity prices are highly volatile and we expect continued and increased pricing volatility in the crude oil and natural gas markets. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. Between January 1, 2024 and March 31, 2025, NYMEX WTI prices for crude oil ranged from $65.75 to $86.91 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $1.58 to $4.49 per MMBtu. The war in Ukraine and conflict in the Middle East, uncertainty regarding interest rates, global supply chain disruptions, the potential for significant new tariffs, concerns about a potential economic downturn or recession, and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2025.
Between 2022 and 2024, the Federal Reserve raised the target range for the federal funds rate in an effort to curb inflation. In September 2024 and November 2024, the Federal Reserve lowered the target range for the federal funds rate to its current range of 4.25% to 4.50% in light of the reduced inflation. In March 2025, inflation, as measured by the consumer price index, was 2.4%. We cannot predict the future inflation rate but to the extent we experience high inflation, we may see cost increases in our operations, including costs for drill rigs, workover rigs, tubulars and other well equipment, as well as increased labor costs. We continue to evaluate actions to mitigate supply chain and inflationary pressures and work closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies which are critical to many of our operations. However, these mitigation efforts may not succeed or may be insufficient. Further, if we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.
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
Acquisitions
We have completed three acquisitions since the beginning of 2024. These acquisitions are reflected in our results of operations as of and after the date of completion for each such acquisition. As a result, periods prior to each such acquisition will not contain the results of such acquired assets which will affect the comparability of our results of operations for certain historical periods. We may continue to grow our operations through acquisitions when economical, including by funding such acquisitions under our New Revolving Credit Facility.

Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs, for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	Amount	Percent
Revenues:
Oil	$125,012	$144,521	$(19,509)	(13%)
Natural gas	82,721	62,281	20,440	33%
Natural gas liquids	44,993	48,438	(3,445)	(7%)
Total oil, natural gas, and NGL sales	252,726	255,240	(2,514)	(1%)
Loss on oil and natural gas derivatives, net	(40,693)	(29,268)	(11,425)	39%
Midstream revenue	6,130	6,219	(89)	(1%)
Product sales	8,605	6,964	1,641	24%
Total revenues	$226,768	$239,155	$(12,387)	(5%)
Average Sales Price:
Oil ($/Bbl)	$70.75	$77.17	$(6.42)	(8%)
Natural gas ($/Mcf)	$3.56	$2.35	$1.21	51%
NGL ($/Bbl)	$27.33	$26.92	$0.41	2%
Total ($/Boe) – before effects of realized derivatives	$34.70	$31.52	$3.18	10%
Total ($/Boe) – after effects of realized derivatives	$34.93	$32.01	$2.92	9%
Net Production Volumes:
Oil (MBbl)	1,767	1,873	(106)	(6%)
Natural gas (MMcf)	23,221	26,557	(3,336)	(13%)
NGL (MBbl)	1,646	1,799	(153)	(9%)
Total (MBoe)	7,283	8,098	(815)	(10%)
Average daily total volumes (MBoe/d)	80.93	88.99	(8.06)	(9%)
Revenue and Other Operating Income
Oil, natural gas and NGL sales
Revenues from oil, natural gas and NGL sales decreased $2.5 million, or 1%, for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024. This decrease was primarily related to a 10% production decrease, which resulted in decreased oil, natural gas and NGL sales of $23.6 million. These decreases were offset with an overall increase in the average selling price of our products, which resulted in an increase in oil, natural gas, and NGL sales of $21.0 million.
Production

Production decreased 815 MBoe, or 10% for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024. The decrease was primarily a result of natural well declines on our producing wells, partially offset with new production on wells completed subsequent to March 31, 2024.
Oil and Natural Gas Derivatives
For the three-month period ended March 31, 2025, we had realized gains on derivative instruments of $1.6 million and unrealized losses of $42.3 million for total losses of $40.7 million. For the three-month period ended March 31, 2024, we had realized gains on derivative instruments of $4.0 million and unrealized losses of $33.2 million for total losses of $29.3 million. The increase in unrealized losses is primarily due to the increase in natural gas prices. The decrease in realized gains is primarily due to a decrease in the spread between settlement prices and contract prices.
Product Sales
Product sales increased $1.6 million, or 24% for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024. This increase was primarily a result of increases in third-party volumes resulting in higher overall product sales and an increase in the average selling price on natural gas and NGLs. These increases corresponded with the increase in our cost of product sales noted below.
Midstream Revenue

Midstream revenue decreased $0.1 million, or 1% for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024, primarily due to lower salt water disposal revenue for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024.
Operating expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	Amount	Percent
Operating Expenses:
Gathering and processing expense	$28,161	$31,942	$(3,781)	(12%)
Lease operating expense	$48,752	$40,760	$7,992	20%
Production taxes	$12,774	$12,752	$22	—%
Midstream operating expense	$2,970	$2,559	$411	16%
Cost of product sales	$7,987	$6,100	$1,887	31%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$61,185	$65,372	$(4,187)	(6%)
Depreciation and amortization expense – other	$2,400	$2,098	$302	14%
General and administrative	$10,867	$10,328	$539	5%
Operating Expenses ($/Boe)
Gathering and processing expense	$3.87	$3.94	$(0.07)	(2%)
Lease operating expense	$6.69	$5.03	$1.66	33%
Production taxes (% of oil, natural gas and NGL sales)	5.1%	5.0%	0.1%	—%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$8.40	$8.07	$0.33	4%
Depreciation and amortization expense – other	$0.33	$0.26	$0.07	27%
General and administrative	$1.49	$1.28	$0.21	16%
Gathering and processing expense

Gathering and processing expense decreased $3.8 million, or 12%, and $0.07 per Boe, or 2%, for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024, primarily as a result of the 13% decline in natural gas production and the 9% decline in NGL production.
Lease operating expense

Lease operating expense increased $8.0 million, or 20% for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024, primarily due to a $3.0 million increase in salt water disposal related expenses, and a $2.4 million increase related to field and contract labor. Lease operating expenses per Boe increased by $1.66 primarily from the increases noted above, combined with a decrease in overall production from period to period.
Production taxes

Production taxes increased $22.0 thousand for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024. This increase was in line with the increase in oil, natural gas and NGL sales.
Midstream operating expense

Midstream operating expense increased $0.4 million, or 16% for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024, primarily due to increased plant operating expenses of $0.3 million.
Cost of product sales

Cost of product sales increased $1.9 million, or 31% for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024. This increase was primarily a result of increases in third-party volumes resulting in higher overall cost of product sales and the increase in the average selling price on natural gas and NGLs. These increases were consistent with the decrease in product sales noted above.
Depreciation, depletion, amortization and accretion expense

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties decreased by $4.2 million, or 6% for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024. The decrease is primarily the result of a decrease in production used to calculate depletion.
General and administrative costs

General and administrative costs increased $0.5 million, or 5% for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024. The increase in general and administrative costs was primarily a result of an increase in equity compensation of $0.9 million for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024.
Liquidity and Capital Resources
Our primary sources of liquidity and capital are cash flows generated by operating activities, borrowings under the New Revolving Credit Facility, and proceeds from the issuance of equity and debt. At March 31, 2025, outstanding borrowings under the New Revolving Credit Facility were $460.0 million with $5.0 million in letters of credit outstanding, and the remaining availability under the New Revolving Credit Facility was $285.0 million at March 31, 2025.
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
Historically, our business plan has focused on acquiring and then exploiting the development and production of our assets. We spent approximately $52.0 million during the three-month period ended March 31, 2025 on development costs and our budget for 2025 is between $260.0 million and $280.0 million. For purposes of calculating our cash available for distribution, we define development costs as all of our capital expenditures, other than acquisitions. Our development efforts and capital for 2025 is anticipated to focus on a mix of drilling Oswego, Woodford, Red Fork and Mississippian wells.
During the three-month period ended March 31, 2025, we spent approximately $42.8 million on drilling and completion activities and related equipment and spud 6.7 net wells while bringing online 9.3 net wells, $8.2 million on remedial workovers and other capital projects, $1.0 million on midstream and other property and equipment capital projects and $26.3 million on acquisitions.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$142,519	$143,953
Net cash used in investing activities	$(78,010)	$(54,720)
Net cash used in financing activities	$(162,495)	$(90,725)
Net cash provided by operating activities
Net cash provided by operating activities decreased $1.4 million for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024. The decrease in net cash provided by operating activities is primarily a result of a decrease in production, offset with an increase in the average selling price of natural gas.
Net cash used in investing activities
Net cash used in investing activities increased $23.3 million for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024. The increase in net cash used in investing activities is primarily a result of an increase in cash used in acquisitions of $28.2 million. This was offset by a decrease in capital expenditures on our other property and equipment of $3.2 million.
Net cash used in financing activities
Net cash used in financing activities increased $71.8 million for the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024. The increase in net cash used in investing activities is primarily due to increases in cash used for repayments of our term loan of $763.1 million, prepayment penalties of $7.7 million and new debt issuance costs of $13.4 million. These were partially offset by an increase in cash provided by borrowings on our credit facilities, net of repayments of $460.0 million, and an increase in cash provided from proceeds from follow-on offerings of $221.6 million. Additionally, there was a decrease in cash used for distributions of $31.1 million in the three-month period ended March 31, 2025, as compared to the three-month period ended March 31, 2024.
Debt Agreements
New Revolving Credit Facility
On February 27, 2025, the Company entered into the New Revolving Credit Facility, among the Company, the lenders and issuing banks party thereto from time to time and Truist Bank, as the administrative agent and collateral agent.
The New Revolving Credit Facility has (i) an initial borrowing base and elected commitment amount of $750.0 million, with a maximum commitment amount of $2.0 billion subject to borrowing base availability, (ii) a maturity date of February 27, 2029 and (iii) an interest rate equal to, at the Company’s election, (a) term SOFR (subject to a 0.10% per annum adjustment) plus a margin ranging from 3.00-4.00% per annum or (b) a base rate plus a margin ranging from 2.00-3.00% per annum, with the margin dependent upon borrowing base utilization at the time of determination. The Company is also required to pay a commitment fee of 0.50% per annum on the daily unused portion of the current aggregate commitments under the New Revolving Credit Facility. The Company used borrowings from the New Revolving Credit Facility, together with cash on hand and proceeds from the February 2025 Offering, to repay the Term Loan Credit Agreement and the Revolving Credit Agreement in full.
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Contractual Obligations and Commitments
We are a party to firm transportation contracts for the transport of natural gas. We paid approximately $0.1 million in firm transportation contracts for the three-month period ended March 31, 2025 and expect to pay approximately $0.1 million in firm transportation contracts through 2025. For further information on firm transportation contracts, see Note 10 of our consolidated financial statements.
Operating lease obligations
Our operating lease obligations include long-term lease payments for office space, vehicles, equipment related to exploration, development and production activities. We paid approximately $2.1 million in operating lease payments for the three-month period ended March 31, 2025 and expect to pay approximately $15.6 million in operating lease payments through 2029. For further information on our operating lease obligations, see Note 11 of our consolidated financial statements.
Non-GAAP Financial Measures
Adjusted EBITDA
We include in this Quarterly Report the supplemental non-GAAP financial performance measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) loss on debt extinguishment, (5) equity-based compensation expense and (6) (gain) loss on sale of assets, net.
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
Cash Available for Distribution
Cash available for distribution is not a measure of net income or net cash flow provided by or used in operating activities as determined by GAAP. Cash available for distribution is a supplemental non-GAAP financial performance measure used by our management and by external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others, to assess our ability to internally fund our exploration and development activities, pay distributions, and to service or incur additional debt. We define cash available for distribution as net income adjusted for (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) loss on debt extinguishment, (5) equity-based compensation expense, (6) (gain) loss on sale of assets, net, (7) cash interest expense, net, (8) development costs and (9) change in accrued realized derivative settlements. Development costs include all of our capital expenditures, other than acquisitions. Cash available for distribution will not reflect changes in working capital balances. Cash available for distribution is not a measurement of our financial performance or liquidity under GAAP and should not be considered as an alternative to, or more meaningful than, net income or net cash provided by or used in operating activities as determined in accordance with GAAP or as indicators of our financial performance and liquidity. The GAAP measures most directly comparable to cash available for distribution are net income and net cash provided by operating activities. Cash available for distribution should not be considered as an alternative to, or more meaningful than, net income or net cash provided by operating activities.
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to GAAP Financial Measures
The following table presents our reconciliation of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measures Adjusted EBITDA and cash available for distribution, as applicable, for each of the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net Income Reconciliation to Adjusted EBITDA:
Net income	$15,886	$41,702
Interest expense, net	17,417	25,072
Depreciation, depletion, amortization and accretion	63,585	67,470
Unrealized loss on derivative instruments	42,340	33,223
Loss on debt extinguishment	18,540	—
Equity-based compensation expense	2,112	1,182
Gain on sale of assets	(29)	(11)
Adjusted EBITDA	$159,851	$168,638
Net Income Reconciliation to Cash Available for Distribution:
Net income	$15,886	$41,702
Interest expense, net	17,417	25,072
Depreciation, depletion, amortization and accretion	63,585	67,470
Unrealized loss on derivative instruments	42,340	33,223
Loss on debt extinguishment	18,540	—
Equity-based compensation expense	2,112	1,182
Gain on sale of assets	(29)	(11)
Cash interest expense, net	(16,000)	(23,804)
Development costs	(52,055)	(80,425)
Change in accrued realized derivative settlements	2,780	2,602
Cash available for distribution	$94,576	$67,011
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2024. No modifications have been made during the three months ended March 31, 2025.
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
Commodity derivative activities
To reduce the impact of fluctuations of commodity prices on our total revenue and other operating income, we have historically used, and we expect to continue to use, commodity derivative instruments, primarily swaps, to hedge price risk associated with a portion of our anticipated production. Our hedging instruments allow us to reduce, but not eliminate the potential effects of the variability in cash flow from operations due to fluctuations in commodity prices and provide increased certainty of cash flows for funding our drilling program and debt service requirements. These instruments provide only partial price protection against declines in prices and may partially limit our potential gains from future increases in prices. We do not enter derivative contracts for speculative trading purposes. The New Revolving Credit Facility contains various covenants and restrictive provisions which, among other things, limit our ability to enter into commodity price hedges exceeding a certain percentage of production.
Our hedging activities are intended to support oil and natural gas prices at targeted levels and manage our exposure to natural gas price volatility. Under swap contracts, the counterparty is required to make a payment to us for the difference between the swap price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the swap price. We are required to make a payment to the counterparty for the difference between the swap price and the settlement price if the swap price is below the settlement price. See Note 7 of our consolidated financial statements for further information on our open derivative positions and valuation as of March 31, 2025.
Counterparty and Customer Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of a contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of March 31, 2025, we had derivative instruments in place with four different counterparties. We believe our counterparties currently represent acceptable credit risks. We are not required to provide credit support or collateral to our counterparties under current contracts, nor are they required to provide credit support or collateral to us.
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
Interest Rate Risk
Variable rate debt
At March 31, 2025, we had $460.0 million of debt outstanding under the New Revolving Credit Facility. Borrowings outstanding under the New Revolving Credit Facility bore an interest rate of 7.9% as of March 31, 2025. Assuming no change in the amount outstanding, the impact on interest expense of a 1% (or 100 basis points) increase or decrease in the assumed weighted average interest rate on our variable interest debt would be approximately $4.6 million per year based on our borrowings outstanding at March 31, 2025.
Interest rate derivative activities
As of March 31, 2025, we did not have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness, but we may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on such evaluation, such officers have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company, as an owner and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to disposal or discharge of materials into, and pollution or protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution cleanup resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage that is customary in the industry, although the Company is not fully insured against all environmental risks.
The Company is not aware of any environmental claims existing as of March 31, 2025. There can be no assurance, however, that current regulatory requirements will not change or will not be interpreted or enforced differently, or past non-compliance with environmental laws and regulations or other issues will not be discovered on the Company’s oil and gas properties.
Item 1A. Risk Factors
There have been no material changes to the Company’s “Risk Factors” previously disclosed in Part I, Item 1A of our Annual Report for the year ended December 31, 2024. For a detailed discussion of the risks that affect our business, please refer to Part I, Item 1A “Risk Factors” in our Annual Report for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Mach Natural Resources LP, effective as of May 26, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-274662) filed with the SEC on September 22, 2023).

3.2
Amended and Restated Agreement of Limited Partnership of Mach Natural Resources LP, dated as of October 27, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2023).

3.3
Amended and Restated Limited Liability Company Agreement of Mach Natural Resources GP, LLC, dated as of October 27, 2023 (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 7, 2023).

3.4
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Mach Natural Resources LP (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2024).

10.1
Revolving Credit Agreement, dated February 27, 2025, among Mach Natural Resources LP, the lenders and issuing banks party thereto from time to time and Truist Bank, as the administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2025).

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

Mach Natural Resources LP

	By:	Mach Natural Resources GP LLC, its general partner

Date: May 8, 2025	By:	/s/ Kevin R. White
	Name:	Kevin R. White
	Title:	Chief Financial Officer