Form 10-Q
period 2025-06-30
MACH NATURAL RESOURCES LP
filed 2025-08-07
CIK 1980088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 118,337,920 common units outstanding as of August 1, 2025.

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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil, natural gas and NGL. We disclose important factors that could cause our actual results to differ materially from our expectations as described under “Risk Factors” included in Part I, Item 1A in our Annual Report for the year ended December 31, 2024. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•the Company’s ability to successfully complete the Sabinal Acquisition and the IKAV Acquisition (each as defined below);
v

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACH NATURAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$13,777	$105,776
Accounts receivable – joint interest and other, net	37,836	38,606
Accounts receivable – oil, gas, and NGL sales	109,038	132,945
Short-term derivative assets	16,537	14,069
Inventories	25,842	24,301
Other current assets	6,148	6,399
Total current assets	209,178	322,096
Oil and natural gas properties, using the full cost method:
Proved oil and natural gas properties	2,621,011	2,419,998
Less: accumulated depreciation, depletion and amortization	(641,942)	(520,641)
Oil and natural gas properties, net	1,979,069	1,899,357
Other property, plant and equipment	125,461	115,475
Less: accumulated depreciation	(28,694)	(23,710)
Other property, plant and equipment, net	96,767	91,765
Long-term derivative assets	3,241	640
Other assets	30,363	9,487
Operating lease assets	15,547	14,869
Total assets	$2,334,165	$2,338,214
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$48,508	$52,440
Accounts payable – related party	1,828	1,996
Accrued liabilities	64,094	53,500
Revenue payable	141,204	150,165
Short-term derivative liabilities	5,439	6,233
Current portion of long-term debt	—	82,500
Current portion of operating lease liabilities	5,268	5,587
Total current liabilities	266,341	352,421
Long-term debt	565,000	668,778
Asset retirement obligations	110,189	101,858
Long-term derivative liabilities	4,524	4,873
Long-term portion of operating leases	10,320	9,302
Other long-term liabilities	2,096	1,936
Total long-term liabilities	692,129	786,747
Commitments and contingencies (Note 10)
Partners’ capital:
Partners’ capital	1,375,695	1,199,046
Total liabilities and partners’ capital	$2,334,165	$2,338,214
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Oil, natural gas, and NGL sales	$219,412	$231,539	$472,138	$486,779
Gain (loss) on oil and natural gas derivatives	55,579	(4,635)	14,886	(33,903)
Midstream revenue	6,257	6,441	12,387	12,660
Product sales	7,269	6,649	15,874	13,613
Total revenues	288,517	239,994	515,285	479,149

Operating expenses
Gathering and processing	31,784	23,831	59,945	55,773
Lease operating expense	49,566	46,497	98,318	87,257
Production taxes	10,496	11,302	23,270	24,054
Midstream operating expense	3,200	2,616	6,170	5,175
Cost of product sales	6,274	5,786	14,261	11,886
Depreciation, depletion, amortization and accretion – oil and natural gas	64,340	65,819	125,525	131,191
Depreciation and amortization – other	2,758	2,242	5,158	4,340
General and administrative	6,952	9,568	15,969	18,046
General and administrative – related party	1,850	1,850	3,700	3,700
Total operating expenses	177,220	169,511	352,316	341,422
Income from operations	111,297	70,483	162,969	137,727

Other (expense) income
Interest expense	(12,140)	(27,046)	(30,034)	(53,331)
Loss on debt extinguishment	—	—	(18,540)	—
Other income (expense), net	(9,496)	(3,921)	(8,848)	(3,178)
Total other expense	(21,636)	(30,967)	(57,422)	(56,509)
Net income	$89,661	$39,516	$105,547	$81,218
Net income per common unit:
Basic	$0.76	$0.42	$0.92	$0.85
Diluted	$0.76	$0.42	$0.92	$0.85
Weighted average common units outstanding:
Basic	118,336	95,009	115,248	95,004
Diluted	118,389	95,187	115,313	95,129
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (UNAUDITED)
(in thousands)

	Common Units	Partners’ Capital
Balance at December 31, 2023	95,000	$1,191,724
Net income	—	41,702
Distributions to unitholders	—	(90,924)
Equity compensation	—	1,182
Balance at March 31, 2024	95,000	$1,143,684
Net income	—	$39,516
Distributions to unitholders	—	(71,820)
Equity compensation	—	2,300
Vesting of phantom units, net of units withheld for withholding taxes	40	(570)
Balance at June 30, 2024	95,040	$1,113,110

Balance at December 31, 2024	103,490	$1,199,046
Net income	—	15,886
Distributions to unitholders	—	(59,729)
Equity compensation	—	2,112
Vesting of phantom units, net of units withheld for withholding taxes	6	(69)
Common units issued in the public offering, net of underwriting fees and offering expenses	14,839	221,115
Balance at March 31, 2025	118,335	$1,378,361
Net income	—	$89,661
Distributions to unitholders	—	(94,359)
Equity compensation	—	2,103
Vesting of phantom units, net of units withheld for withholding taxes	1	(15)
Common units issued in the public offering, net of underwriting fees and offering expenses	—	(56)
Balance at June 30, 2025	118,336	$1,375,695
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$105,547	$81,218
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion, amortization and accretion	130,683	135,531
(Gain) loss on derivative instruments	(14,886)	33,903
Loss on debt extinguishment	18,540	—
Cash receipts on settlement of derivative contracts, net	9,821	3,384
Debt issuance costs amortization	2,363	3,494
Equity based compensation	4,215	3,482
Adjustments to expected credit losses	125	647
(Gain) on sale of assets	(167)	(309)
Settlement of asset retirement obligations	(287)	(418)
Changes in operating assets and liabilities (decreasing) increasing cash:
Accounts receivable	28,679	(24,381)
Revenue payable	(10,314)	21,592
Accounts payable and accrued liabilities	10,653	2,280
Other	(12,312)	361
Net cash provided by operating activities	272,660	260,784

Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(110,118)	(116,441)
Capital expenditures for other property and equipment	(3,793)	(7,032)
Acquisition of assets	(101,375)	(1,258)
Proceeds from sales of oil and natural gas properties	2,678	38,975
Proceeds from sales of other property and equipment	217	495
Net cash used in investing activities	(212,391)	(85,261)

Cash flows from financing activities
Proceeds from offering, net of offering costs	221,060	—
Repayments of borrowings on term note	(763,125)	(20,625)
Payments of debt extinguishment costs	(7,741)	—
Proceeds from borrowings on credit facilities	693,000	—
Repayments of borrowings on credit facilities	(128,000)	—
Debt issuance costs	(14,695)	(882)
Distributions to unitholders	(152,683)	(161,617)
Withholding taxes paid on vesting of phantom units	(84)	(570)
Net cash used in financing activities	(152,268)	(183,694)
Net (decrease) in cash and cash equivalents	(91,999)	(8,171)
Cash and cash equivalents, beginning of period	105,776	152,792
Cash and cash equivalents, end of period	$13,777	$144,621
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
The Company is a holding partnership whose sole material asset consists of membership interests in Mach Natural Resources Intermediate LLC (“Intermediate”), which owns each of the Company’s operating subsidiaries.

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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accounts Receivable
Accounts receivable primarily consists of receivables from joint interest owners on properties the Company operates and from sales of oil and natural gas production delivered to purchasers. The purchasers remit payment for production directly to the Company. Most payments for production are received within three months after the production date.
Accounts receivable are stated at amounts due from joint interest owners or purchasers, net of an allowance for credit losses. The Company extends credit to joint interest owners and generally does not require collateral but typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable outstanding longer than the contractual payment terms are considered past due.
As of June 30, 2025, the Company had two customers that represented approximately 12.5% and 10.2% of our total joint interest receivables. As of December 31, 2024, the Company had one customer that represented approximately 22.6% of our total joint interest receivables.
The Company establishes its allowance for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. The Company estimates uncollectible amounts based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s expected ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company considers forecasts of future economic conditions in its estimate of expected credit losses and adjusts its allowance for expected credit losses when necessary. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. At June 30, 2025 and December 31, 2024, the allowance for credit losses related to joint interest receivables were $4.1 million and $3.9 million, respectively, and the credit losses related to sales of oil and natural gas were not material.
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
Oil and Natural Gas Operations
The Company uses the full cost method of accounting for its exploration and development activities. Under this method of accounting, costs of both successful and unsuccessful exploration and development activities are capitalized as proved oil and natural gas properties. This includes any internal costs that are directly related to exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities, which are expensed as incurred. Capitalized costs are depreciated using the unit-of production method. Under this method, depletion is computed at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by a net equivalent proved reserves at the beginning of the period. Depletion per barrel equivalent unit of production was $8.15 and $7.87 for the six months ended June 30, 2025 and 2024, respectively. The average depletion rate per barrel equivalent unit of production was $8.17 and $7.88 for the three months ended June 30, 2025 and 2024, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $121.3 million and $127.8 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $62.2 million and $64.1 million for the three months ended June 30, 2025 and 2024, respectively.
Under the full cost method, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the full cost “ceiling” at the end of each reporting period. The ceiling is calculated based on the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%. The estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and natural gas properties. Estimated future net cash flows are calculated using the preceding 12-months’ average price based on closing prices on the first day of each month. The net book value is compared to the ceiling

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. The ceiling limitation computation is determined without regard to income taxes due to the Internal Revenue Service (“IRS”) recognition of the Company as a flow-through entity. No impairments on proved oil and natural gas properties were recorded for the three and six months ended June 30, 2025 and 2024.
Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. As of June 30, 2025, and December 31, 2024, the Company had no properties excluded from the full cost pool. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.
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
Other Property and Equipment, Net
Other property and equipment primarily consists of gathering systems, processing plants, and saltwater disposal systems. Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years. Depreciation expense for other property and equipment was $5.2 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense for other property and equipment was $2.8 million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively.
Impairment losses are recorded on property and equipment used in operations and other long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. No impairment of other property and equipment was recorded for the three and six months ended June 30, 2025 or 2024.
Inventories
Inventories are stated at the lower of cost or net realizable value and consist of production and midstream equipment not placed in service as of June 30, 2025 and December 31, 2024, and crude oil held in storage. The Company’s production equipment primarily consists of oil and natural gas drilling or repair items such as tubing, casing and pumping units, as well as pipe for midstream operations, and are valued primarily using a weighted average cost method applied to specific classes of inventory items. Crude oil inventories are valued using the first-in, first-out inventory method. The components of inventory consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Production equipment	$24,828	$23,475
Crude oil in storage	1,014	826
Total	$25,842	$24,301
Debt Issuance Costs
The Company capitalized $14.7 million of new debt issuance costs related to the New Revolving Credit Facility (as defined in Note 6) in the first half of 2025. The remaining unamortized debt issuance costs of $0.5 million from the Revolving

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Credit Agreement were retained and added to the additional amount of debt issuance costs associated with the New Revolving Credit Facility and are being amortized over the New Revolving Credit Facility’s term.
Other assets include capitalized costs related to the New Revolving Credit Facility of $15.2 million, net of accumulated amortization of $1.3 million as of June 30, 2025. As of December 31, 2024, other assets include capitalized costs related to the Revolving Credit Agreement of $2.6 million, net of accumulated amortization of $2.0 million. These costs are being amortized over the terms of the related credit agreements and are reported as interest expense in the Company’s statement of operations.
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
The Company disallows the recognition of tax positions not deemed to meet a “more-likely-than not” threshold of being sustained by the applicable tax authority. The Company’s policy is to reflect interest and penalties related to uncertain tax positions in general and administrative expense, when and if they become applicable. The Company has not recognized any potential interest or penalties in its financial statements for the six months ended June 30, 2025. The Company’s tax years 2024, 2023, and 2022 remain open for examination by state authorities.
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
The Company estimates a fair value of the obligation on each well in which it owns an interest by identifying costs associated with the future downhole plugging, dismantlement and removal of production equipment and facilities, and the restoration and reclamation of a field’s surface to a condition similar to that existing before oil and natural gas extraction or saltwater disposal began.
In general, the amount of ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an estimated credit adjusted rate. If the estimated ARO changes materially, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
changes in the estimated timing of abandonment. The following is a reconciliation of ARO for the six months ended June 30, 2025 and 2024 (in thousands):

	June 30, 2025	June 30, 2024
Asset retirement obligation at beginning of period	$101,858	$85,094
Liabilities assumed in acquisitions	4,210	—
Liabilities incurred	81	469
Liabilities settled	(184)	(234)
Accretion expense	4,224	3,433
Asset retirement obligation at end of period	$110,189	$88,762
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
Midstream Revenue and Product Sales
The Company’s gathering and processing revenue is generated from owned gathering and compression systems and processing plants acquired in the Company’s acquisitions. The Company charges a gathering, compression and processing rate per MMBtu transported through the gathering system and processing plant. The Company also gathers and disposes of saltwater from producing wells through an owned pipeline system and disposal wells. The Company charges a fixed rate per barrel of water for disposal. Fees are recognized as revenue based on measured volume at the specified delivery points when the associated service is performed.

MACH NATURAL RESOURCES LP
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
Concentrations
The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. The following purchasers each accounted for more than 10% of the Company’s revenues for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Philips 66 Company	26.9%	29.1%	26.8%	28.4%
NextEra Energy Marketing LLC	24.1%	*	25.0%	*
CVR Supply & Trading, LLC	11.2%	*	10.9%	*
Shell Oil Company	*	17.7%	*	16.8%
__________
* Purchaser did not account for greater than 10% of oil, natural gas, and NGL sales for the period.

The Company’s receivables as of June 30, 2025 and 2024 from oil and gas sales are concentrated with the same counterparties noted above. The Company does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contract Balances
Cash received relating to future performance obligations is deferred and recognized when all revenue recognition criteria are met. Contract liabilities generated from such deferred revenue are not considered to be material as of June 30, 2025. The Company’s product sales and marketing contracts do not give rise to contract assets.
Revenue Disaggregation
The following table displays the revenue disaggregated and reconciles disaggregated revenue to the revenue reported for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Oil	$110,686	$150,431	$235,227	$294,529
Natural gas	69,205	38,923	155,452	102,935
NGL	39,603	46,084	84,180	94,194
Gross oil, natural gas, and NGL sales	219,494	235,438	474,859	491,658
Transportation, gathering and marketing	(82)	(3,899)	(2,721)	(4,879)
Net oil, natural gas, and NGL sales	$219,412	$231,539	$472,138	$486,779
Earnings per Common Unit
The Company’s basic earnings per unit (“EPU”) is computed based on the weighted average number of common units outstanding for the period. Diluted EPU includes the effect of the Company’s phantom units if the inclusion of these units is dilutive. See Note 13 for additional information on the Company’s EPU.
Supplemental Cash Flow Information
Supplemental disclosures to the statements of cash flows are presented below for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$27,165	$50,220
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$1,360	$(4,079)
Asset retirement cost capitalized	$81	$469
Right-of-use assets obtained in exchange for lease liabilities	$4,092	$2,178
Increase in accrued distributions	$1,405	$1,127
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The guidance is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments in this update are to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures but does not believe the adoption of the update will impact the Company’s financial position, results of operations or liquidity.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.Acquisitions and Divestitures
Acquisitions
XTO Acquisition
On March 25, 2025, the Company entered into an Equity Interest Purchase Agreement (“XTO EIPA”), pursuant to which the Company would acquire certain oil and gas assets located in Oklahoma, Kansas and Wyoming, for consideration of $60.0 million in cash, subject to certain customary purchase price adjustments (the “XTO Acquisition”). The Company plans to finalize all such adjustments and complete the purchase price allocation in 2025 based on terms of the XTO EIPA. The Company does not expect post-closing adjustments to be material and they would primarily affect the value of proved oil and gas properties.
The transaction closed on April 30, 2025. This purchase was accounted for as a business combination, under the acquisition method, as the Company obtained control of a business by obtaining the legal right to use and develop the oil and natural gas properties included in the XTO EIPA, as well as additional oil and gas related assets that can be used to enhance the value of the business. The table below reflects the fair value estimates of the assets acquired and liabilities assumed as of the acquisition date. See Note 8 for additional information regarding fair value measurements. Below is a reconciliation of the assets acquired and liabilities assumed (in thousands):

XTO Acquisition
Consideration transferred:
Cash consideration	$77,893
Total acquisition consideration	$77,893
Assets acquired:
Proved oil and natural gas properties	$65,530
Accounts receivable – joint interest	2,344
Other property and equipment	6,417
Other assets	9,576
Total assets to be acquired	83,867
Liabilities assumed:
Revenue suspense	1,354
Accrued liabilities	444
Asset retirement obligations	4,176
Total liabilities assumed	5,974
Net assets acquired	$77,893
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

Flycatcher Acquisition
Consideration transferred:
Cash consideration	$24,141
Capitalized transaction costs	182
Less: purchase price adjustment receivable	—
Total acquisition consideration	$24,323
Assets acquired:
Proved oil and natural gas properties	$26,566
Other assets	8
Total assets to be acquired	26,574
Liabilities assumed:
Revenue suspense	2,217
Asset retirement obligations	34
Total liabilities assumed	2,251
Net assets acquired	$24,323
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

	Initial			As of June 30, 2025
	Western Kansas Acquisition	Adjustments		Western Kansas Acquisition
Consideration transferred:
Cash consideration	$36,657	$860	(a)	$37,517
Capitalized transaction costs	—	301	(a)	301
Less: purchase price adjustment receivable	—	(549)	(a)	(549)
Total acquisition consideration	$36,657	$612		$37,269
Assets acquired:
Proved oil and natural gas properties	$45,582	$698	(a)	$46,280
Other property and equipment	400	—		400
Other assets	123	97	(a)	220
Total assets to be acquired	46,105	795		46,900
Liabilities assumed:
Revenue suspense	333	74	(a)	407
Asset retirement obligations	9,115	109	(a)	9,224
Total liabilities assumed	9,448	183		9,631
Net assets acquired	$36,657	$612		$37,269
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Property and Equipment
The Company’s property and equipment consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Oil and natural gas properties
Proved properties	$2,621,011	$2,419,998
Accumulated depreciation, depletion and amortization	(641,942)	(520,641)
Oil and natural gas properties, net	1,979,069	1,899,357
Other property and equipment
Gas gathering system	40,051	35,241
Gas processing plants	36,040	35,949
Water disposal assets	30,061	28,977
Other assets	19,309	15,308
Total other property and equipment	125,461	115,475
Accumulated depreciation, depletion and amortization	(28,694)	(23,710)
Total other property and equipment, net	$96,767	$91,765
5. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Operating expenses	$13,682	$12,489
Capital expenditures	16,062	24,027
Payroll costs	8,551	7,842
Derivative settlements	135	149
Severance and other tax	11,052	5,202
Midstream shipper payable	1,470	1,160
General, administrative, and other	13,142	2,631
Total accrued liabilities	$64,094	$53,500
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
The New Revolving Credit Facility’s borrowing base is redetermined semi-annually, in April and October. The New Revolving Credit Facility requires the Company to maintain as of the last day of each fiscal quarter (i) a consolidated total net leverage ratio of less than or equal to 3.00 to 1.00 and (ii) a current ratio of no less than 1.00 to 1.00.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company used borrowings from the New Revolving Credit Facility, together with cash on hand and proceeds from the February 2025 Offering (as defined below), to repay the Term Loan Credit Agreement and the Revolving Credit Agreement (as defined below) in full. As of June 30, 2025, there were $565.0 million of outstanding borrowings under the New Revolving Credit Facility with $5.0 million in outstanding letters of credit, and the remaining availability under the New Revolving Credit Facility was $180.0 million. The effective interest rate as of June 30, 2025 was 8.2%.
Term Loan Credit Agreement and Revolving Credit Agreement
On December 28, 2023, the Company entered into (i) a senior secured term loan credit agreement (the “Term Loan Credit Agreement”) with the lenders party thereto, Texas Capital Bank, as agent, and Chambers Energy Management, LP, as arranger, and (ii) a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders, including MidFirst Bank as the administrative agent.
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
Loans advanced to the Company under the Revolving Credit Agreement were secured by a super-priority security interest on substantially all of our assets. The Revolving Credit Agreement has (i) a maximum available principal amount of $75.0 million, with maximum commitments currently equal to $75.0 million, (ii) a maturity date of December 28, 2026 and (iii) an interest rate equal to the one, three, or six-month SOFR, at the Company’s election, plus a credit spread adjustment equal to 0.10%, 0.15%, or 0.25%, respectively, in each case, plus 3.00%, provided that the applicable tenor SOFR will not be less than 3.50%. The Revolving Credit Agreement included customary covenants, mandatory repayments and events of default of financings of this type. The Company was also required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Revolving Credit Agreement. The Company used borrowings from the Term Loan Credit Agreement, together with cash on hand, to repay the November 2023 Credit Facility. As of December 31, 2024, the Revolving Credit Agreement was undrawn, and there was $5.0 million in outstanding letters of credit.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table summarizes the open financial derivative positions as of June 30, 2025, related to oil production:

Period	Volume (Mbbl)	Weighted Average Fixed Price
Q3 2025	705	$68.41
Q4 2025	646	68.09
Q1 2026	600	67.35
Q2 2026	563	69.50
Q3 2026	266	66.20
Q4 2026	253	65.37
Q1 2027	241	65.00
Q2 2027	230	66.16
The following table summarizes the open financial derivative positions as of June 30, 2025, related to natural gas production:

Period	Volume (Bbtu)	Weighted Average Fixed Price
Q3 2025	10,782	$3.58
Q4 2025	10,308	4.03
Q1 2026	9,896	4.03
Q2 2026	9,532	3.68
Q3 2026	4,602	3.53
Q4 2026	4,453	3.77
Q1 2027	4,316	4.35
Q2 2027	4,190	3.83
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

	June 30, 2025	December 31, 2024
Derivative contracts – current, gross	$20,117	$14,696
Netting arrangements	(3,580)	(627)
Derivative contracts – current, net	$16,537	$14,069

Derivative contracts – long-term, gross	$5,412	$2,182
Netting arrangements	(2,171)	(1,542)
Derivative contracts – long-term, net	$3,241	$640
The following table presents the gross amounts of recognized derivative liabilities, the amounts that are subject to offsetting under master netting arrangements and the net recorded fair values as recognized on the balance sheet (in thousands):

	June 30, 2025	December 31, 2024
Derivative contracts – current, gross	$(9,019)	$(6,860)
Netting arrangements	3,580	627
Derivative contracts – current, net	$(5,439)	$(6,233)

Derivative contracts – long-term, gross	$(6,695)	$(6,415)
Netting arrangements	2,171	1,542
Derivative contracts – long-term, net	$(4,524)	$(4,873)
Gains and Losses.    The following table presents the settlement and mark-to-market (“MTM”) gains and losses presented as a loss or gain on derivatives in the statement of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Settlements of oil derivatives	$6,640	$(7,124)	$7,548	$(5,213)
Settlements of natural gas derivatives	388	2,365	1,127	4,409
MTM gains (losses) on oil derivatives, net	15,401	6,788	16,196	(31,392)
MTM gains (losses) on natural gas derivatives, net	33,150	(6,664)	(9,985)	(1,707)
Total gains (losses) on derivative contracts	$55,579	$(4,635)	$14,886	$(33,903)
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
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2025
Assets:
Commodity derivative instruments	$—	$19,778	$—	$19,778
Liabilities:
Commodity derivative instruments	$—	$(9,963)	$—	$(9,963)
As of December 31, 2024
Assets:
Commodity derivative instruments	$—	$14,709	$—	$14,709
Liabilities:
Commodity derivative instruments	$—	$(11,106)	$—	$(11,106)
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The carrying amount of the Company’s New Revolving Credit Facility approximates fair value, as the current borrowing base rate does not materially differ from market rates of similar borrowings.
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

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	709,545	$18.80	—	$—
Granted	6,412	$17.59	—	$—
Vested	—	$—	—	$—
Forfeited	(6,951)	$18.80	—	$—
Unvested at March 31,2024	709,006	$18.79	—	$—
Granted	9,260	$19.30	46,348	$26.80
Vested	(68,755)	$18.80	—	$—
Forfeited	(2,074)	$18.80	—	$—
Unvested at June 30, 2024	647,437	$18.80	46,348	$26.80

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units		Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,023,320	$17.36	38,622		$24.88
Granted	13,609	$17.18	72,759	1	$19.61
Vested	(1,998)	$17.59	—		$—
Forfeited	(4,467)	$17.99	—		$—
Unvested at March 31,2025	1,030,464	$17.35	111,381		$21.44
Granted	17,721	$15.77	—		$—
Vested	(2,775)	$19.30	—		$—
Forfeited	(15,530)	$17.29	—		$—
Unvested at June 30, 2025	1,029,880	$17.32	111,381		$21.44

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Total non-cash compensation cost related to the Time-Based Phantom Units was $3.7 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively. Total non-cash compensation cost related to the Time-Based Phantom Units was $1.8 million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $12.8 million of unrecognized compensation cost related to Time-Based Phantom Units that is expected to be recognized over a weighted average period of approximately 1.9 years.
The aggregate fair value of share based awards that vested during the three and six months ended June 30, 2025 was approximately $43.8 thousand and $75.6 thousand, respectively, based on the unit price at the time of vesting.
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
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of units granted during the year ended December 31, 2024, and the six months ended June 30, 2025.

Grant date	May 3, 2024	January 1, 2025
Period for volatility, correlations, and risk-free rate	2.66 years	3.00 years
Risk-free interest rate	4.61%	4.23%
Implied equity volatility	57.25%	50.57%
Unit price on date of grant	$20.44	$17.18
Total non-cash compensation cost related to the Performance Phantom Units was $0.5 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. Total non-cash compensation cost related to the Performance Phantom Units was $0.3 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $1.6 million of unrecognized compensation cost related to Performance Phantom Units that is expected to be recognized over a weighted average period of approximately 1.9 years.
10. Commitments and Contingencies
Legal Matters.    In the ordinary course of business, the Company may at times be subject to claims and legal actions including, but not limited to, title disputes, royalty disputes, contract claims, personal injury claims and employment claims. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Nevertheless, actual outcomes may differ significantly from the Company’s assessment. As of June 30, 2025, the Company has accrued approximately $11.1 million in accrued liabilities pertaining to these matters, of which $8.2 million is presented in other income (expense), net in the statement of operations for the three and six months ended June 30, 2025. As of December 31, 2024, the Company has accrued approximately $1.5 million in accrued liabilities pertaining to these matters. Management does not expect that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
NGL Sales and Gas Transportation Commitments.    The Company is party to a NGL sales contract, which includes certain NGL volume commitments in the event the Company elects not to reduce its committed quantity, at its option. To the extent the Company does not deliver NGL volumes in sufficient quantities to meet the commitment and does not elect to reduce its committed quantity, it would be required to pay a deficiency fee. The Company is currently delivering at least the minimum volumes. Additionally, the Company has natural gas firm transportation agreements terminating in 2025. For the six months ended June 30, 2025 and 2024, the Company incurred approximately $0.2 million and $2.1 million, respectively, of transportation charges under these agreements. For the three months ended June 30, 2025 and 2024, the Company incurred approximately $0.1 million and $0.9 million, respectively, of transportation charges under these agreements. As of June 30, 2025, the Company has no material amounts remaining under these agreements.
Contributions to 401(k) Plan.    The Company sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum pre-tax threshold through salary deferrals. The plan provides a company match on 100% of salary deferrals that do not exceed 10% of compensation. The Company contributed $2.2 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively. The Company contributed $1.1 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively.
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
Future amounts due under operating lease liabilities as of June 30, 2025, were as follows (in thousands):

Remaining 2025	$3,323
2026	5,324
2027	4,274
2028	3,038
2029	1,725
Total lease payments	$17,684
Less: imputed interest	(2,096)
Total	$15,588

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes our total lease costs before amounts are recovered from our joint interest partners, where applicable, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$1,875	$2,864	$3,963	$6,937
Short-term lease cost	10,818	5,990	18,320	11,862
Total lease cost	$12,693	$8,854	$22,283	$18,799
The weighted-average remaining lease term as of June 30, 2025 was 3.33 years. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2025 was 7.5%.

	Six Months Ended June 30,
	2025	2024
Operating cash flows from operating leases	$3,877	$6,954
12. Partners’ Capital
On February 7, 2025, the Company completed a public offering of 12.9 million common units at a price to the public of $15.50 per common unit, less underwriting discounts and commissions (the “February 2025 Offering”). On February 12, 2025, the underwriters of the public offering fully exercised their option to purchase an additional 1.9 million common units at a price to the public of $15.50 per common unit, less underwriting discounts and commissions. The sale of the Company’s common units resulted in gross proceeds of $230.0 million and net proceeds of $221.1 million, after deducting underwriting fees and offering expenses. Proceeds from the offering were used to repay a portion of the Term Loan Credit Agreement and Revolving Credit Agreement.
On September 9, 2024, the Company completed a public offering of 7.3 million common units at a price to the public of $16.50 per common unit, less underwriting discounts and commissions. On September 24, 2024, the underwriters of the public offering partially exercised their option to purchase an additional 1.0 million common units at a price to the public of $16.50 per common unit, less underwriting discounts and commissions. The sale of the Company’s common units resulted in gross proceeds of $136.8 million and net proceeds of $128.9 million, after deducting underwriting fees and offering expenses. Proceeds from the offering were used to fund the Western Kansas Acquisition and the Ardmore Basin Acquisition.
As of June 30, 2025 and December 31, 2024, the Company had 118.3 million and 103.5 million common units outstanding, respectively.
The Company distributed $0.79 per unit for total cash distributions of $93.5 million for the three months ended June 30, 2025. The Company distributed $1.29 per unit for total cash distributions of $152.7 million for the six months ended June 30, 2025.
13. Earnings Per Common Unit

The Company has a single class of common units representing limited partnership interests. The Company has potentially dilutive securities as of June 30, 2025, which consist of phantom units issued under the Company’s long-term incentive plan. There were 0.1 million phantom units that were considered dilutive for the three and six months ended June 30, 2025. The treasury stock method is used to determine the dilutive impact of the Company’s phantom units. As of June 30, 2025 there were 17.7 thousand phantom units that were considered antidilutive and thus excluded from the calculation of diluted earnings per common unit. As of June 30, 2024, there were no units that were considered antidilutive.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the computation of basic and diluted earnings per common unit for the three and six months ended June 30, 2025 (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income - basic and diluted	$89,661	$39,516	$105,547	$81,218
Weighted-average common units outstanding - basic	118,336	95,009	115,248	95,004
Effect of dilutive securities	53	178	65	125
Weighted-average common units outstanding - diluted	118,389	95,187	115,313	95,129
Earnings per common unit - basic	$0.76	$0.42	$0.92	$0.85
Earnings per common unit - diluted	$0.76	$0.42	$0.92	$0.85
14. Related Party Transactions
Management Services Agreement.
On October 27, 2023, the Company entered into a management services agreement (the “MSA”) with Mach Resources. Under the MSA, Mach Resources manages and performs all aspects of oil and gas operations and other general and administrative functions for the Company and the Company (i) will pay Mach Resources an annual management fee of approximately $7.4 million and (ii) reimburse Mach Resources for the costs and expenses of the services provided. On a monthly basis, the Company distributes funding to Mach Resources for performance under the MSA. During the six months ended June 30, 2025 and 2024, the Company paid Mach Resources $57.2 million (inclusive of $3.7 million in management fees presented as general and administrative expense - related party in the statement of operations) and $56.9 million (inclusive of $3.7 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. During the three months ended June 30, 2025 and 2024, the Company paid Mach Resources $25.9 million (inclusive of $1.9 million in management fees presented as general and administrative expense - related party in the statement of operations) and $26.5 million (inclusive of $1.9 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. As of June 30, 2025 and December 31, 2024, the Company owed $1.8 million and $2.0 million, respectively, to Mach Resources, presented as accounts payable - related party.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes total revenues, significant expenses, net income and capital expenditures related to the E&P Segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$288,517	$239,994	$515,285	$479,149

Gathering and processing	31,784	23,831	59,945	55,773
Lease operating expense	49,566	46,497	98,318	87,257
Production taxes	10,496	11,302	23,270	24,054
Total significant expenses	91,846	81,630	181,533	167,084
Midstream operating expense	3,200	2,616	6,170	5,175
Cost of product sales	6,274	5,786	14,261	11,886
Depreciation, depletion, amortization and accretion – oil and natural gas	64,340	65,819	125,525	131,191
Depreciation and amortization – other	2,758	2,242	5,158	4,340
General and administrative	6,952	9,568	15,969	18,046
General and administrative – related party	1,850	1,850	3,700	3,700
Interest expense	12,140	27,046	30,034	53,331
Loss on debt extinguishment	—	—	18,540	—
Other expense, net	9,496	3,921	8,848	3,178
Total expenses	198,856	200,478	409,738	397,931

Net income	$89,661	$39,516	$105,547	$81,218

Capital expenditures, including acquisitions	125,452	45,669	206,810	127,245
The following table summarizes total assets to the E&P Segment as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Total assets	$2,334,165	$2,338,214
16. Subsequent Events
Sabinal Acquisition
On July 9, 2025, the Company entered into a Purchase and Sale Agreement with Sabinal Energy Operating, LLC, Sabinal Resources, LLC and Sabinal CBP, LLC (collectively, the “Sabinal Sellers”), pursuant to which the Company would acquire certain oil and gas assets located in certain designated lands in the Permian Basin, for consideration of approximately $500.0 million comprised of (i) $200.0 million in cash and (ii) 20.6 million common units (the “Sabinal Unit Consideration”), subject to certain customary purchase price adjustments (the “Sabinal Acquisition”). The Sabinal Unit Consideration has a value of approximately $300.0 million based on the volume weighted average price of the common units for the 10-day period prior to the announcement of the Sabinal Acquisition. The transaction is expected to

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
close during the third quarter of 2025. Subsequent to June 30, 2025, the Company paid a deposit of $37.5 million with an escrow agent to ensure the Company’s and the Sabinal Sellers’ performance of their respective obligations.
IKAV Acquisition
On July 9, 2025, the Company entered into a membership interest purchase agreement with VEPU Inc. and Simlog Inc. (collectively, the “IKAV Sellers”), pursuant to which the Company would acquire one hundred percent (100%) of the IKAV Sellers’ membership interests in certain rights, titles and interests in oil and gas properties, rights and related assets located in certain designated lands in the San Juan Basin of New Mexico and Colorado, for consideration of approximately $787.2 million comprised of (i) $325.0 million in cash and (ii) 31.7 million common units (the “IKAV Unit Consideration”), subject to certain customary purchase price adjustments (the “IKAV Acquisition”). The IKAV Unit Consideration has a value of approximately $462.2 million based on the volume weighted average price of the common units for the 10-day period prior to the announcement of the IKAV Acquisition. The transaction is expected to close during the third quarter of 2025. Subsequent to June 30, 2025, the Company paid a deposit of $38.8 million with an escrow agent to ensure the Company’s and the IKAV Sellers’ performance of their respective obligations.
Revolving Credit Facility Consent
On July 8, 2025, the Company entered into a Letter Agreement (the “Letter Agreement”) among the Company, the lenders party thereto and Truist Bank, as administrative agent and collateral agent, relating to the New Revolving Credit Facility. Pursuant to the Letter Agreement, the lenders under the New Revolving Credit Facility waived certain restrictions to permitted payments with respect to certain financial covenants.
Distribution Declaration
On August 7, 2025, the Company declared its quarterly distribution for the second quarter of 2025 of $0.38 per common unit, which will be paid on September 4, 2025.
The Company has evaluated subsequent events through the date of issuance of these financial statements to ensure that any subsequent events that met the criteria for recognition and disclosure in this Quarterly Report have been properly included.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report and also with “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. The following information updates the discussion of our financial condition provided in our previous filings and analyzes the changes in the results of operations for the three and six months ended June 30, 2025 and 2024.
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
Market Outlook
Our financial results depend on many factors, particularly commodity prices and our ability to find, develop and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand. The oil and natural gas industry is cyclical and commodity prices are highly volatile and we expect continued and increased pricing volatility in the crude oil and natural gas markets. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. Between January 1, 2024 and June 30, 2025, NYMEX WTI prices for crude oil ranged from $57.13 to $86.91 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $1.58 to $4.49 per MMBtu. The war in Ukraine and conflict in the Middle East, uncertainty regarding interest rates, global supply chain disruptions, the potential for significant new tariffs, OPEC+’s decision to increase production in May and July 2025, concerns about a potential economic downturn or recession, and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2025.
Between 2022 and 2024, the Federal Reserve raised the target range for the federal funds rate in an effort to curb inflation. In September 2024 and November 2024, the Federal Reserve lowered the target range for the federal funds rate to its current range of 4.25% to 4.50% in light of the reduced inflation. In June 2025, inflation, as measured by the consumer price index, was 2.7%. We cannot predict the future inflation rate but to the extent we experience high inflation, we may see cost increases in our operations, including costs for drill rigs, workover rigs, tubulars and other well equipment, as well as increased labor costs. We continue to evaluate actions to mitigate supply chain and inflationary pressures and work closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies which are critical to many of our operations. However, these mitigation efforts may not succeed or may be insufficient. Further, if we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.
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
Acquisitions
We have completed four acquisitions since the beginning of 2024. These acquisitions are reflected in our results of operations as of and after the date of completion for each such acquisition. As a result, periods prior to each such acquisition will not contain the results of such acquired assets which will affect the comparability of our results of operations for certain historical periods. We may continue to grow our operations through acquisitions when economical, including by funding such acquisitions under our New Revolving Credit Facility.

Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs, for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	Amount	Percent
Revenues:
Oil	$111,053	$150,889	$(39,836)	(26%)
Natural gas	68,420	34,237	34,183	100%
Natural gas liquids	39,939	46,413	(6,474)	(14%)
Total oil, natural gas, and NGL sales	219,412	231,539	(12,127)	(5%)
Gain (loss) on oil and natural gas derivatives, net	55,579	(4,635)	60,214	NM(1)
Midstream revenue	6,257	6,441	(184)	(3%)
Product sales	7,269	6,649	620	9%
Total revenues	$288,517	$239,994	$48,523	20%
Average Sales Price:
Oil ($/Bbl)	$63.10	$79.27	$(16.17)	(20%)
Natural gas ($/Mcf)	$2.81	$1.33	$1.48	111%
NGL ($/Bbl)	$22.41	$23.83	$(1.42)	(6%)
Total ($/Boe) – before effects of realized derivatives	$28.85	$28.48	$0.37	1%
Total ($/Boe) – after effects of realized derivatives	$29.77	$27.89	$1.88	7%
Net Production Volumes:
Oil (MBbl)	1,760	1,903	(143)	(8%)
Natural gas (MMcf)	24,383	25,675	(1,292)	(5%)
NGL (MBbl)	1,783	1,947	(164)	(8%)
Total (MBoe)	7,606	8,130	(524)	(6%)
Average daily total volumes (MBoe/d)	83.59	89.34	(5.75)	(6%)
(1)Not Meaningful

Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales decreased $12.1 million, or 5% for the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024. This decrease was primarily related to a 6% production decrease, which resulted in decreased oil, natural gas and NGL sales of $16.4 million. These decreases were offset with an overall increase in the average selling price of our products, which resulted in an increase in oil, natural gas, and NGL sales of $4.2 million.
Oil, natural gas and NGL production

Production decreased 524 MBoe, or 6% for the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024. The decrease was primarily a result of natural well declines on our producing wells, partially offset with new production on wells completed subsequent to June 30, 2024.

Oil and natural gas derivatives
For the three-month period ended June 30, 2025, we had realized gains on derivative instruments of $7.0 million and unrealized gains of $48.6 million for total gains of $55.6 million. For the three-month period ended June 30, 2024, we had realized losses on derivative instruments of $4.8 million and unrealized gains of $0.1 million for total losses of $4.6 million. The increase in both realized and unrealized gains is primarily from a decrease in oil prices throughout the second quarter.
Midstream revenue

Midstream revenue decreased $0.2 million, or 3% for the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024, primarily due to lower third-party volumes flowing through our midstream facilities for the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024.
Product sales
Product sales increased $0.6 million, or 9% for the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024. This increase was primarily a result of increases in the average selling price of natural gas. These increases corresponded with the increase in our cost of product sales noted below.
Operating Expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended June 30,		Change
($ in thousands)	2025	2024	Amount	Percent
Operating Expenses:
Gathering and processing expense	$31,784	$23,831	$7,953	33%
Lease operating expense	$49,566	$46,497	$3,069	7%
Production taxes	$10,496	$11,302	$(806)	(7%)
Midstream operating expense	$3,200	$2,616	$584	22%
Cost of product sales	$6,274	$5,786	$488	8%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$64,340	$65,819	$(1,479)	(2%)
Depreciation and amortization expense – other	$2,758	$2,242	$516	23%
General and administrative	$8,802	$11,418	$(2,616)	(23%)
Total operating expenses	$177,220	$169,511	$7,709	5%
Operating Expenses ($/Boe):
Gathering and processing expense	$4.18	$2.93	$1.25	43%
Lease operating expense	$6.52	$5.72	$0.80	14%
Production taxes (% of oil, natural gas and NGL sales)	4.8%	4.9%	(0.1)%	(2%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$8.46	$8.10	$0.36	4%
Depreciation and amortization expense – other	$0.36	$0.28	$0.08	29%
General and administrative	$1.16	$1.40	$(0.24)	(17%)
Gathering and processing expense

Gathering and processing expense increased $8.0 million, or 33%, and $1.25 per Boe, or 43%, for the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024, primarily as a result of higher fuel costs due to higher natural gas prices. Additionally, due to changes in certain purchaser contracts in the second quarter of 2025, certain post-production costs that were previously presented as a reduction to gas revenue are now presented as gathering and processing expense.

Lease operating expense

Lease operating expense increased $3.1 million, or 7% for the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024, primarily as a result of an increase in company labor and contract services of $2.5 million. Lease operating expenses per Boe increased by $0.80 primarily related to the above noted increases, combined with lower production for the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024.
Production taxes

Production taxes decreased $0.8 million, or 7% for the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024. This decrease was in line with the decrease in oil, natural gas and NGL sales.
Midstream operating expense

Midstream operating expense increased $0.6 million, or 22% for the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024, primarily as a result of higher gathering operating expense of $0.4 million.
Cost of product sales

Cost of product sales increased $0.5 million, or 8% for the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024. This increase was primarily a result of the increase in the average selling price of natural gas. These increases were consistent with the increase in product sales noted above.
Depreciation, depletion, amortization and accretion expense - oil and natural gas

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties decreased by $1.5 million, or 2% for the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024. The decrease is primarily the result of a decrease in production used to calculate depletion.
General and administrative costs

General and administrative costs decreased $2.6 million, or 23% for the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024. The decrease is primarily a result of additional cost recovery per the terms of joint operating agreements from acquired wells subsequent to June 30, 2024.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs, for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	Amount	Percent
Revenues:
Oil	$236,064	$295,410	$(59,346)	(20%)
Natural gas	151,141	96,518	54,623	57%
Natural gas liquids	84,933	94,851	(9,918)	(10%)
Total oil, natural gas, and NGL sales	472,138	486,779	(14,641)	(3%)
Gain (loss) on oil and natural gas derivatives, net	14,886	(33,903)	48,789	NM(1)
Midstream revenue	12,387	12,660	(273)	(2%)
Product sales	15,874	13,613	2,261	17%
Total revenues	$515,285	$479,149	$36,136	8%
Average Sales Price:
Oil ($/Bbl)	$66.93	$78.23	$(11.30)	(14%)
Natural gas ($/Mcf)	$3.17	$1.85	$1.32	71%
NGL ($/Bbl)	$24.77	$25.32	$(0.55)	(2%)
Total ($/Boe) – before effects of realized derivatives	$31.71	$30.00	$1.71	6%
Total ($/Boe) – after effects of realized derivatives	$32.29	$29.95	$2.34	8%
Net Production Volumes:
Oil (MBbl)	3,527	3,776	(249)	(7%)
Natural gas (MMcf)	47,604	52,232	(4,628)	(9%)
NGL (MBbl)	3,429	3,747	(318)	(8%)
Total (MBoe)	14,890	16,228	(1,338)	(8%)
Average daily total volumes (MBoe/d)	82.26	89.17	(6.91)	(8%)
(1)Not Meaningful
Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales decreased $14.6 million, or 3% for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024. This decrease was primarily related to the 8% production decrease, which resulted in decreased oil, natural gas and NGL sales of $39.2 million. These decreases were offset with an overall increase in the average selling price of our products, which resulted in an increase in oil, natural gas, and NGL sales of $24.6 million.
Oil, natural gas and NGL production

Production decreased 1,338 MBoe, or 8% for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024. The decrease was primarily a result of natural well declines on our producing wells, partially offset with new production on wells completed subsequent to June 30, 2024.
Oil and natural gas derivatives
For the six-month period ended June 30, 2025, we had realized gains on derivative instruments of $8.7 million and unrealized gains of $6.2 million for total gains of $14.9 million. For the six-month period ended June 30, 2024, we had realized losses on derivative instruments of $0.8 million and unrealized losses of $33.1 million for total losses of $33.9 million. The increase in both realized and unrealized gains is primarily from a decrease in oil prices throughout the second quarter of 2025.
Midstream revenue

Midstream revenue decreased $0.3 million, or 2% for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024, primarily due to lower third-party volumes flowing through our midstream facilities for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024.
Product sales
Product sales increased $2.3 million, or 17% for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024. This increase was primarily a result of the increase in the average selling price of natural gas. These increases corresponded with the increase in our cost of product sales noted below.
Operating Expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	Amount	Percent
Operating Expenses:
Gathering and processing expense	$59,945	$55,773	$4,172	7%
Lease operating expense	$98,318	$87,257	$11,061	13%
Production taxes	$23,270	$24,054	$(784)	(3%)
Midstream operating expense	$6,170	$5,175	$995	19%
Cost of product sales	$14,261	$11,886	$2,375	20%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$125,525	$131,191	$(5,666)	(4%)
Depreciation and amortization expense – other	$5,158	$4,340	$818	19%
General and administrative	$19,669	$21,746	$(2,077)	(10%)
Total operating expenses	$352,316	$341,422	$10,894	3%
Operating Expenses ($/Boe):
Gathering and processing expense	$4.03	$3.44	$0.59	17%
Lease operating expense	$6.60	$5.38	$1.22	23%
Production taxes (% of oil, natural gas and NGL sales)	4.9%	4.9%	—%	—%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$8.43	$8.08	$0.35	4%
Depreciation and amortization expense – other	$0.35	$0.27	$0.08	30%
General and administrative	$1.32	$1.34	$(0.02)	(1%)
Gathering and processing expense

Gathering and processing expense increased $4.2 million, or 7%, and $0.59 per Boe, or 17%, for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024, primarily as a result of higher fuel costs due to higher natural gas prices. Additionally, due to changes in certain purchaser contracts in the second quarter of 2025, certain post production-costs that were previously presented as a reduction to natural gas revenue are now presented as gathering and processing expense.

Lease operating expense

Lease operating expense increased $11.1 million, or 13% for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024, primarily as a result of an increase in company labor and contract services of $4.9 million, higher saltwater disposal related expenses of $3.8 million, and higher compression expenses of $1.3 million. Lease operating expenses per Boe increased by $1.22 primarily related to the above noted increases, combined with lower production for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024.
Production taxes

Production taxes decreased $0.8 million, or 3% for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024. This decrease was in line with the decrease in oil, natural gas and NGL sales.
Midstream operating expense

Midstream operating expense increased $1.0 million, or 19% for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024, primarily as a result of an increase of $0.4 million in both gathering operating expense and plant operating expense.
Cost of product sales

Cost of product sales increased $2.4 million, or 20% for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024. This increase was primarily a result of the increase in the average selling price of natural gas. These increases were consistent with the increase in product sales noted above.
Depreciation, depletion, amortization and accretion expense - oil and natural gas

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties decreased by $5.7 million, or 4% for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024. The decrease is primarily the result of a decrease in production used to calculate depletion.
General and administrative costs

General and administrative costs decreased $2.1 million, or 10% for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024. The decrease is primarily a result of additional cost recovery per the terms of joint operating agreements from acquired wells subsequent to June 30, 2024.

Liquidity and Capital Resources
Our primary sources of liquidity and capital are cash flows generated by operating activities, borrowings under the New Revolving Credit Facility, and proceeds from the issuance of equity and debt. At June 30, 2025, outstanding borrowings under the New Revolving Credit Facility were $565.0 million with $5.0 million in letters of credit outstanding, and the remaining availability under the New Revolving Credit Facility was $180.0 million at June 30, 2025.
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

Historically, our business plan has focused on acquiring and then exploiting the development and production of our assets. We spent approximately $115.5 million during the six-month period ended June 30, 2025 on development costs and our budget for 2025 is between $260.0 million and $280.0 million. For purposes of calculating our cash available for distribution, we define development costs as all of our capital expenditures, other than acquisitions. Our development efforts and capital for 2025 is anticipated to focus on a mix of drilling Oswego, Woodford, Red Fork and Mississippian wells.
During the six-month period ended June 30, 2025, we spent approximately $96.7 million on drilling and completion activities and related equipment and spud 16.1 net wells while bringing online 18.6 net wells, $15.1 million on remedial workovers and other capital projects, $3.7 million on midstream and other property and equipment capital projects and $91.3 million on acquisitions of oil and natural gas properties and other property and equipment.
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
On July 9, 2025, we entered into agreements governing the Sabinal Acquisition and the IKAV Acquisition, pursuant to which we agreed to issue an aggregate of 52,348,901 common units as consideration to the Sabinal Sellers and the IKAV Sellers. In connection with the Sabinal Acquisition and the IKAV Acquisition, we may also evaluate additional capital markets transactions; however, there is no guarantee that we will execute a capital markets transaction on favorable terms or at all. Whether or not the Sabinal Acquisition and the IKAV Acquisition close, based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our New Revolving Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2025 development activities. Further, we believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our New Revolving Credit Facility will be sufficient to support working capital, capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$272,660	$260,784
Net cash used in investing activities	$(212,391)	$(85,261)
Net cash used in financing activities	$(152,268)	$(183,694)
Net cash provided by operating activities
Net cash provided by operating activities increased $11.9 million for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024. The increase in net cash provided by operating activities is primarily a result of an increase in the average selling price of natural gas, offset with a decrease in production. Additionally, we had an increase in realized gains on derivative instruments of $9.5 million for the six-month period ended June 30, 2025 primarily from a decrease in oil prices throughout the second quarter of 2025.
Net cash used in investing activities
Net cash used in investing activities increased $127.1 million for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024. The increase in net cash used in investing activities is primarily a result of increases in cash used to acquire assets of $100.1 million in the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024. This was slightly offset by decreases in capital expenditures on our oil and gas properties and on our other property and equipment of $6.3 million and $3.2 million, respectively, due to decreased drilling and completion activities in the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024.
Net cash used in financing activities
Net cash used in financing activities decreased $31.4 million for the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024. The decrease in net cash used in investing activities is primarily due to an increase in cash provided by borrowings on our credit facilities, net of repayments of $565.0 million, and an increase in cash provided from proceeds from follow-on offerings of $221.1 million. These were partially offset by increases in cash used for repayments of our term loan of $742.5 million, prepayment penalties of $7.7 million and new debt issuance costs of $13.8 million. Additionally, there was a decrease in cash used for distributions to unitholders of $8.9 million in the six-month period ended June 30, 2025, as compared to the six-month period ended June 30, 2024.
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
The New Revolving Credit Facility’s borrowing base is redetermined semi-annually, in April and October. The New Revolving Credit Facility requires the Company to maintain as of the last day of each fiscal quarter (i) a consolidated total net leverage ratio of less than or equal to 3.00 to 1.00, and (ii) a current ratio of no less than 1.00 to 1.00. In July 2025, the
Company entered into the Letter Agreement pursuant to which the lenders under the New Revolving Credit Facility waived certain restrictions to permitted payments with respect to certain financial covenants.
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
Contractual Obligations and Commitments
We are a party to firm transportation contracts for the transport of natural gas. We paid approximately $0.1 million and $0.2 million in firm transportation contracts for the three and six month periods ended June 30, 2025, respectively. As of June 30, 2025, the Company has no material amounts remaining under these agreements. For further information on firm transportation contracts, see Note 10 of our consolidated financial statements.
Operating lease obligations
Our operating lease obligations include long-term lease payments for office space, vehicles, equipment related to exploration, development and production activities. We paid approximately $4.0 million and $1.9 million in operating lease payments for the three and six month periods ended June 30, 2025, respectively, and expect to pay approximately $17.7 million in operating lease payments through 2029. For further information on our operating lease obligations, see Note 11 of our consolidated financial statements.
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
Cash Available for Distribution
Cash available for distribution is not a measure of net income or net cash flow provided by or used in operating activities as determined by GAAP. Cash available for distribution is a supplemental non-GAAP financial performance measure used by our management and by external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others, to assess our ability to internally fund our exploration and development activities, pay distributions, and to service or incur additional debt. We define cash available for distribution as net income adjusted for (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) loss on debt extinguishment, (5) equity-based compensation expense, (6) (gain) loss on sale of assets, net, (7) cash interest expense, net, (8) development costs and (9) change in accrued realized derivative settlements. Development costs include all of our capital expenditures, other than acquisitions. Cash available for distribution will not reflect changes in working capital balances. Cash available for distribution is not a measurement of our financial performance or liquidity under GAAP and should not be considered as an alternative to, or more meaningful than, net income or net cash provided by or used in operating activities as determined in accordance with GAAP or as indicators of our financial performance and liquidity. The GAAP measure most directly comparable to cash available for distribution is net income. Cash available for distribution should not be considered as an alternative to, or more meaningful than, net income.

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net Income Reconciliation to Adjusted EBITDA:
Net income	$89,661	$39,516	$105,547	$81,218
Interest expense, net	12,097	25,880	29,514	50,952
Depreciation, depletion, amortization and accretion	67,098	68,061	130,683	135,531
Unrealized (gain) loss on derivative instruments	(48,551)	(124)	(6,211)	33,099
Loss on debt extinguishment	—	—	18,540	—
Equity-based compensation expense	2,103	2,300	4,215	3,482
Gain on sale of assets	(138)	(298)	(167)	(309)
Adjusted EBITDA	$122,270	$135,335	$282,121	$303,973
Net Income Reconciliation to Cash Available for Distribution:
Net income	$89,661	$39,516	$105,547	$81,218
Interest expense, net	12,097	25,880	29,514	50,952
Depreciation, depletion, amortization and accretion	67,098	68,061	130,683	135,531
Unrealized (gain) loss on derivative instruments	(48,551)	(124)	(6,211)	33,099
Loss on debt extinguishment	—	—	18,540	—
Equity-based compensation expense	2,103	2,300	4,215	3,482
Gain on sale of assets	(138)	(298)	(167)	(309)
Cash interest expense, net	(11,151)	(23,654)	(27,151)	(47,458)
Development costs	(63,503)	(45,562)	(115,558)	(125,987)
Change in accrued realized derivative settlements	(1,634)	1,586	1,146	4,188
Cash available for distribution	$45,982	$67,705	$140,558	$134,716
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2024. No modifications have been made during the six months ended June 30, 2025.
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
Our hedging activities are intended to support oil and natural gas prices at targeted levels and manage our exposure to natural gas price volatility. Under swap contracts, the counterparty is required to make a payment to us for the difference between the swap price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the swap price. We are required to make a payment to the counterparty for the difference between the swap price and the settlement price if the swap price is below the settlement price. See Note 7 of our consolidated financial statements for further information on our open derivative positions and valuation as of June 30, 2025.
Counterparty and Customer Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of a contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of June 30, 2025, we had derivative instruments in place with five different counterparties. We believe our counterparties currently represent acceptable credit risks. We are not required to provide credit support or collateral to our counterparties under current contracts, nor are they required to provide credit support or collateral to us.
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
Interest Rate Risk
Variable rate debt
At June 30, 2025, we had $565.0 million of debt outstanding under the New Revolving Credit Facility. Borrowings outstanding under the New Revolving Credit Facility bore an interest rate of 8.1% as of June 30, 2025. Assuming no change in the amount outstanding, the impact on interest expense of a 1% (or 100 basis points) increase or decrease in the assumed weighted average interest rate on our variable interest debt would be approximately $5.7 million per year based on our borrowings outstanding at June 30, 2025.
Interest rate derivative activities
As of June 30, 2025, we did not have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness, but we may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on such evaluation, such officers have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six-month period ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company is not aware of any environmental claims existing as of June 30, 2025. There can be no assurance, however, that current regulatory requirements will not change or will not be interpreted or enforced differently, or past non-compliance with environmental laws and regulations or other issues will not be discovered on the Company’s oil and gas properties.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the six months ended June 30, 2025, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
Item 6. Exhibits

Exhibit Number	Description
2.1^
Purchase and Sale Agreement, dated as of July 9, 2025 by and among Sabinal Energy Operating, LLC, Sabinal Resources, LLC and Sabinal CBP, LLC, as sellers, and Mach Natural Resources LP, as buyer (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2025).

2.2^
Membership Interest Purchase Agreement, dated as of July 9, 2025 by and among VEPU Inc. and Simlog Inc., as sellers, and Mach Natural Resources LP, as buyer (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2025).

3.1
Certificate of Limited Partnership of Mach Natural Resources LP, effective as of May 26, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-274662) filed with the SEC on September 22, 2023)

3.2
Amended and Restated Agreement of Limited Partnership of Mach Natural Resources LP, dated as of October 27, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2023)

3.3
Amended and Restated Limited Liability Company Agreement of Mach Natural Resources GP, LLC, dated as of October 27, 2023 (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 7, 2023)

3.4
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Mach Natural Resources LP, dated as of June 13, 2024 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2024)

10.1
Letter Agreement, dated as of July 8, 2025, by and among Mach Natural Resources LP, the lenders party thereto and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2025).

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
____________
* Filed herewith.
** Furnished herewith.
^ Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mach Natural Resources LP

	By:	Mach Natural Resources GP LLC, its general partner

Date: August 7, 2025	By:	/s/ Kevin R. White
	Name:	Kevin R. White
	Title:	Chief Financial Officer