Form 10-Q
period 2025-09-30
MACH NATURAL RESOURCES LP
filed 2025-11-06
CIK 1980088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 168,422,811 common units outstanding as of October 30, 2025.

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
“New Credit Agreement.” Refers to the senior secured revolving credit agreement, dated as of February 27, 2025, among the Company, the lenders party thereto, and Truist Bank as administrative agent.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACH NATURAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$53,599	$105,776
Accounts receivable – joint interest and other, net	64,192	38,606
Accounts receivable – oil, gas, and NGL sales	149,301	132,945
Short-term derivative assets	33,597	14,069
Inventories	49,362	24,301
Other current assets	25,039	6,399
Total current assets	375,090	322,096
Oil and natural gas properties, using the full cost method:
Proved oil and natural gas properties	3,911,665	2,419,998
Less: accumulated depreciation, depletion, amortization, and impairment	(792,990)	(520,641)
Oil and natural gas properties, net	3,118,675	1,899,357
Other property, plant and equipment	240,903	115,475
Less: accumulated depreciation	(31,279)	(23,710)
Other property, plant and equipment, net	209,624	91,765
Long-term derivative assets	8,444	640
Other assets	39,388	9,487
Operating lease assets	20,964	14,869
Total assets	$3,772,185	$2,338,214
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$86,098	$52,440
Accounts payable – related party	1,015	1,996
Accrued liabilities	120,992	52,920
Revenue payable	160,243	150,745
Short-term derivative liabilities	—	6,233
Current portion of long-term debt	—	82,500
Current portion of operating lease liabilities	6,722	5,587
Total current liabilities	375,070	352,421
Long-term debt	1,143,966	668,778
Asset retirement obligations	256,152	101,858
Long-term derivative liabilities	4,093	4,873
Long-term portion of operating leases	14,349	9,302
Other long-term liabilities	14,953	1,936
Total long-term liabilities	1,433,513	786,747
Commitments and contingencies (Note 10)
Partners’ capital:
Partners’ capital	1,963,602	1,199,046
Total liabilities and partners’ capital	$3,772,185	$2,338,214
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Oil, natural gas, and NGL sales	$234,513	$209,165	$706,651	$695,944
Gain (loss) on oil and natural gas derivatives	24,753	33,684	39,639	(219)
Midstream revenue	6,571	5,889	18,958	18,549
Product sales	6,725	6,798	22,599	20,411
Total revenues	272,562	255,536	787,847	734,685

Operating expenses
Gathering and processing	33,171	23,587	93,116	79,360
Lease operating expense	58,999	44,029	157,317	131,286
Production taxes	10,373	9,784	33,643	33,838
Midstream operating expense	4,105	2,607	10,275	7,782
Cost of product sales	6,047	5,833	20,308	17,719
Depreciation, depletion, amortization and accretion – oil and natural gas	62,831	63,262	188,356	194,453
Depreciation and amortization – other	2,747	2,315	7,905	6,655
General and administrative	21,209	7,535	37,178	25,581
General and administrative – related party	1,850	1,850	5,550	5,550
Impairment of oil and gas properties	90,430	—	90,430	—
Total operating expenses	291,762	160,802	644,078	502,224
(Loss) income from operations	(19,200)	94,734	143,769	232,461

Other (expense) income
Interest expense	(16,919)	(26,772)	(46,953)	(80,103)
Loss on debt extinguishment	—	—	(18,540)	—
Other income (expense), net	465	(518)	(8,383)	(3,696)
Total other expense	(16,454)	(27,290)	(73,876)	(83,799)
Net (loss) income	$(35,654)	$67,444	$69,893	$148,662
Net (loss) income per common unit:
Basic	$(0.28)	$0.70	$0.59	$1.55
Diluted	$(0.28)	$0.70	$0.59	$1.55
Weighted average common units outstanding:
Basic	126,457	96,856	119,025	95,626
Diluted	126,457	97,033	119,141	95,762
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (UNAUDITED)
(in thousands)

	Common Units	Partners’ Capital
Balance at December 31, 2023	95,000	$1,191,724
Net income	—	41,702
Distributions to unitholders	—	(90,924)
Equity compensation	—	1,182
Balance at March 31, 2024	95,000	$1,143,684
Net income	—	$39,516
Distributions to unitholders	—	(71,820)
Equity compensation	—	2,300
Vesting of phantom units, net of units withheld for withholding taxes	40	(570)
Balance at June 30, 2024	95,040	$1,113,110
Net income	—	$67,444
Distributions to unitholders	—	(86,149)
Equity compensation	—	1,267
Common units issued in the public offering, net of underwriting fees and offering expenses	8,291	128,990
Balance at September 30, 2024	103,331	$1,224,662

Balance at December 31, 2024	103,490	$1,199,046
Net income	—	15,886
Distributions to unitholders	—	(59,729)
Equity compensation	—	2,112
Vesting of phantom units, net of units withheld for withholding taxes	6	(69)
Common units issued in the public offering, net of underwriting fees and offering expenses	14,839	221,115
Balance at March 31, 2025	118,335	$1,378,361
Net income	—	$89,661
Distributions to unitholders	—	(94,359)
Equity compensation	—	2,103
Vesting of phantom units, net of units withheld for withholding taxes	1	(15)
Common units issued in the public offering, net of underwriting fees and offering expenses	—	(56)
Balance at June 30, 2025	118,336	$1,375,695
Net loss		$(35,654)
Distributions to unitholders	—	(45,367)
Equity compensation	—	2,133
Vesting of phantom units, net of units withheld for withholding taxes	2	(12)
Common units issued for the acquisitions of IKAV and Sabinal (Note 3)	49,799	666,807
Balance at September 30, 2025	168,137	$1,963,602
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$69,893	$148,662
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion, amortization and accretion	196,261	201,108
(Gain) loss on derivative instruments	(39,639)	219
Impairment of oil and gas properties	90,430	—
Loss on debt extinguishment	18,540	—
Cash receipts on settlement of derivative contracts, net	15,936	4,287
Debt issuance costs amortization	3,437	5,521
Equity based compensation	6,348	4,749
Adjustments to expected credit losses	974	1,890
Gain on sale of assets	(202)	(349)
Settlement of asset retirement obligations	(642)	(676)
Changes in operating assets and liabilities (decreasing) increasing cash:
Accounts receivable	34,660	(7,188)
Revenue payable	(6,374)	10,689
Accounts payable and accrued liabilities	4,951	(192)
Inventories and other assets	(16,366)	2,911
Net cash provided by operating activities	378,207	371,631

Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(165,579)	(162,432)
Capital expenditures for other property and equipment	(5,619)	(9,187)
Acquisition of assets	(641,017)	(47,192)
Proceeds from sales of oil and natural gas properties	3,507	38,975
Proceeds from sales of other property and equipment	341	561
Net cash used in investing activities	(808,367)	(179,275)

Cash flows from financing activities
Proceeds from offering, net of offering costs	221,060	129,812
Proceeds from borrowings on term loan	450,000	—
Repayments of borrowings on term loan	(763,125)	(41,250)
Payments of debt extinguishment costs	(7,741)	—
Proceeds from borrowings on credit facilities	999,150	—
Repayments of borrowings on credit facilities	(299,150)	—
Debt issuance costs	(24,457)	(1,454)
Distributions to unitholders	(197,658)	(247,153)
Withholding taxes paid on vesting of phantom units	(96)	(570)
Net cash provided by (used in) financing activities	377,983	(160,615)
Net (decrease) in cash and cash equivalents	(52,177)	31,741
Cash and cash equivalents, beginning of period	105,776	152,792
Cash and cash equivalents, end of period	$53,599	$184,533
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.Organization and Nature of Business
Mach Natural Resources LP (the “Company”) is a Delaware limited partnership that was formed for the purpose of effectuating an initial public offering (the “Offering”) that closed in October 2023. The Company’s common units representing limited partnership interests (the “common units”) are listed on The New York Stock Exchange under the symbol “MNR.” The Company is an independent upstream oil and gas company focused on the acquisition, development and production of oil, natural gas and natural gas liquid (“NGL”) reserves in the Anadarko Basin region of Western Oklahoma, Southern Kansas and the panhandle of Texas; the San Juan Basin region of New Mexico and Colorado; and the Permian Basin region of West Texas.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported total assets, total liabilities, partners’ capital, results of operations or cash flows.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
As of September 30, 2025, the Company had two customers that represented approximately 10.9% and 10.0% of our total joint interest receivables. As of December 31, 2024, the Company had one customer that represented approximately 22.6% of our total joint interest receivables. The Company is still evaluating the accounts receivable concentration of recently acquired properties, but it is not expected that there will be any significant increase in credit risk.
The Company establishes its allowance for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. The Company estimates uncollectible amounts based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s expected ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company considers forecasts of future economic conditions in its estimate of expected credit losses and adjusts its allowance for expected credit losses when necessary. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. At September 30, 2025 and December 31, 2024, the allowance for credit losses related to joint interest receivables were $4.9 million and $3.9 million, respectively, and the credit losses related to sales of oil and natural gas were not material.
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
Oil and Natural Gas Operations
The Company uses the full cost method of accounting for its exploration and development activities. Under this method of accounting, costs of both successful and unsuccessful exploration and development activities are capitalized as proved oil and natural gas properties. This includes any internal costs that are directly related to exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities, which are expensed as incurred. Capitalized costs are depreciated using the unit-of production method. Under this method, depletion is computed at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by a net equivalent proved reserves at the beginning of the period. Depletion per barrel equivalent unit of production was $7.73 and $7.97 for the nine months ended September 30, 2025 and 2024, respectively. The average depletion rate per barrel equivalent unit of production was $7.01 and $8.17 for the three months ended September 30, 2025 and 2024, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $181.9 million and $189.3 million for the nine months ended

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2025 and 2024, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $60.6 million and $61.5 million for the three months ended September 30, 2025 and 2024, respectively.
Under the full cost method, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the full cost “ceiling” at the end of each reporting period. The ceiling is calculated based on the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%. The estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and natural gas properties. Estimated future net cash flows are calculated using the preceding 12-months’ average price based on closing prices on the first day of each month. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. The ceiling limitation computation is determined without regard to income taxes due to the Internal Revenue Service (“IRS”) recognition of the Company as a flow-through entity. For three and nine months ended September 30, 2025, the Company recorded an impairment as a result of the ceiling test calculation of $90.4 million. No impairment on proved oil and natural gas properties was recorded for the three and nine months ended September 30, 2024.
Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. As of September 30, 2025, and December 31, 2024, the Company had no properties excluded from the full cost pool. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.
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
Other Property and Equipment, Net
Other property and equipment primarily consists of gathering systems, processing plants, and saltwater disposal systems. Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years. Depreciation expense for other property and equipment was $7.9 million and $6.7 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense for other property and equipment was $2.7 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively.
Impairment losses are recorded on property and equipment used in operations and other long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. No impairment of other property and equipment was recorded for the three and nine months ended September 30, 2025 or 2024.
Inventories
Inventories are stated at the lower of cost or net realizable value and consist of production and midstream equipment not placed in service as of September 30, 2025 and December 31, 2024, and crude oil held in storage. The Company’s production equipment primarily consists of oil and natural gas drilling or repair items such as tubing, casing and pumping units, as well as pipe for midstream operations, and are valued primarily using a weighted average cost method applied to specific classes of inventory items. Crude oil inventories are valued using the first-in, first-out inventory method. The components of inventory consisted of the following as of September 30, 2025 and December 31, 2024:

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2025	December 31, 2024
Production equipment	$45,911	$23,475
Crude oil in storage	3,451	826
Total	$49,362	$24,301
Debt Issuance Costs
The Company capitalized $14.7 million of new debt issuance costs related to the New Credit Agreement (as defined in Note 6) in the first half of 2025. The remaining unamortized debt issuance costs of $0.5 million from the Revolving Credit Agreement were retained and added to the additional amount of debt issuance costs associated with the New Credit Agreement and are being amortized over the New Credit Agreement’s term.
The Company capitalized $3.6 million of new debt issuance costs related to the First Amendment to the New Credit Agreement (as defined in Note 6) on September 12, 2025.
Other assets include capitalized costs related to the New Credit Agreement of $18.8 million, net of accumulated amortization of $2.3 million as of September 30, 2025. As of December 31, 2024, other assets include capitalized costs related to the Revolving Credit Agreement of $2.6 million, net of accumulated amortization of $2.0 million. These costs are being amortized over the terms of the related credit agreements and are reported as interest expense in the Company’s statement of operations.
The Company capitalized $6.1 million of new debt issuance costs related to the aggregate term loan commitments under the First Amendment to the New Credit Agreement (as defined in Note 6) on September 12, 2025.
Debt issuance costs and any discount associated with the Company’s term loans are presented as a reduction of the carrying value of long-term debt on the Company’s balance sheet. As of September 30, 2025, the Company had unamortized debt issuance costs of $6.0 million in relation to the aggregate term loan commitments under the First Amendment to the New Credit Agreement. As of December 31, 2024, the Company had unamortized debt issuance costs and discount of $11.8 million in relation to the Term Loan Credit Agreement. On February 27, 2025, the Company wrote-off the remaining unamortized balance of the debt issuance costs and discount associated with the Term Loan Credit Agreement. See Note 6 for further discussion.
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
The Company disallows the recognition of tax positions not deemed to meet a “more-likely-than not” threshold of being sustained by the applicable tax authority. The Company’s policy is to reflect interest and penalties related to uncertain tax positions in general and administrative expense, when and if they become applicable. The Company has not recognized any potential interest or penalties in its financial statements for the nine months ended September 30, 2025. The Company’s tax years 2024, 2023, and 2022 remain open for examination by state authorities.
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
In general, the amount of ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an estimated credit adjusted rate. If the estimated ARO changes materially, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The following is a reconciliation of ARO for the nine months ended September 30, 2025 and 2024 (in thousands):

	September 30, 2025	September 30, 2024
Asset retirement obligation at beginning of period	$101,858	$85,094
Liabilities assumed in acquisitions	148,178	9,115
Liabilities incurred	147	546
Liabilities settled	(469)	(559)
Accretion expense	6,438	5,184
Asset retirement obligation at end of period	$256,152	$99,380
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
Concentrations
The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. The following purchasers each accounted for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Philips 66 Company	26.9%	35.9%	28.5%	32.0%
NextEra Energy Marketing LLC	19.6%	*	21.9%	*
CVR Supply & Trading, LLC	10.9%	*	10.9%	*
Shell Oil Company	*	16.5%	*	17.0%
ONEOK Hydrocarbon L.P.	*	10.9%	*	*
__________
* Purchaser did not account for greater than 10% of oil, natural gas, and NGL sales for the period.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company’s receivables as of September 30, 2025 and 2024 from oil and gas sales are concentrated with the same counterparties noted above. The Company does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Contract Balances
Cash received relating to future performance obligations is deferred and recognized when all revenue recognition criteria are met. Contract liabilities generated from such deferred revenue are not considered to be material as of September 30, 2025. The Company’s product sales and marketing contracts do not give rise to contract assets.
Revenue Disaggregation
The following table displays the revenue disaggregated and reconciles disaggregated revenue to the revenue reported for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Oil	$117,015	$125,970	$352,242	$420,499
Natural gas	75,327	45,813	230,779	148,748
NGL	42,144	40,912	126,324	135,106
Gross oil, natural gas, and NGL sales	234,486	212,695	709,345	704,353
Transportation, gathering and marketing	27	(3,530)	(2,694)	(8,409)
Net oil, natural gas, and NGL sales	$234,513	$209,165	$706,651	$695,944
Earnings per Common Unit
The Company’s basic earnings per unit (“EPU”) is computed based on the weighted average number of common units outstanding for the period. Diluted EPU includes the effect of the Company’s phantom units if the inclusion of these units is dilutive. See Note 13 for additional information on the Company’s EPU.
Supplemental Cash Flow Information
Supplemental disclosures to the statements of cash flows are presented below for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$39,028	$75,392
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$2,793	$7,290
Asset retirement cost capitalized	$147	$546
Right-of-use assets obtained in exchange for lease liabilities	$9,194	$2,792
Increase in accrued distributions	$1,797	$1,740
Change in accrued acquisition costs	$2,500	$—
Change in accrued offering costs	$—	$822
Common units issued for the acquisition of IKAV	$409,885	$—
Common units issued for the acquisition of Sabinal	$256,922	$—

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
3.Acquisitions and Divestitures
Acquisitions
IKAV Acquisition
On July 9, 2025, the Company entered into a membership interest purchase agreement (the “IKAV Purchase Agreement”) with VEPU Inc. and Simlog Inc. (collectively, the “IKAV Sellers”), pursuant to which the Company would acquire one hundred percent (100%) of the IKAV Sellers’ membership interests in certain rights, titles and interests in oil and gas properties, rights and related assets located in certain designated lands in the San Juan Basin of New Mexico and Colorado. The transaction closed on September 16, 2025 for consideration of approximately $759.6 million comprised of (i) $349.8 million in cash and (ii) 30.6 million common units (the “IKAV Unit Consideration”), subject to certain customary purchase price adjustments (the “IKAV Acquisition”). The IKAV Unit Consideration had a value of approximately $409.9 million. The Company plans to finalize all such adjustments and complete the purchase price allocation in 2026 based on the terms of the IKAV Purchase Agreement.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
This purchase was accounted for as a business combination, under the acquisition method, as the Company obtained control of a business by obtaining the legal right to use and develop the oil and natural gas properties included in the IKAV Purchase Agreement, as well as additional oil and gas related assets that can be used to enhance the value of the business. The table below reflects the preliminary fair value estimates of the assets acquired and liabilities assumed as of the acquisition date. See Note 8 for additional information regarding fair value measurements. Below is a reconciliation of the assets acquired and liabilities assumed (in thousands):

IKAV Acquisition
Consideration transferred:
Common units issued	30,611,264
Closing price of common units on September 15, 2025	$13.39
Equity consideration	$409,885
Cash consideration	349,763
Total acquisition consideration	$759,648
Assets acquired:
Proved oil and natural gas properties	$736,390
Accounts receivable	66,232
Short-term derivative assets	5,470
Inventories	18,141
Other current assets	15,319
Other property, plant and equipment	113,867
Other assets	11,430
Total assets acquired	966,849
Liabilities assumed:
Outstanding checks in excess of bank balance	1,574
Accounts payable and accrued liabilities	90,679
Revenue payable	14,519
Other current liabilities	331
Asset retirement obligations	86,948
Long-term derivative liabilities	2,187
Other long-term liabilities	10,963
Total liabilities assumed	207,201
Net assets acquired	$759,648

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine month periods ending September 30, 2025, the Company has recognized $12.0 million in revenues and earnings of $3.8 million related to the IKAV Acquisition. The Company recognized transaction and advisory related expenses of $12.6 million in the three and nine month periods ending September 30, 2025, which are presented in general and administrative expense on the Company’s statement of operations. Additionally, the Company capitalized certain debt issuance costs associated with the Company’s New Credit Agreement in connection with the acquisition as discussed in Note 2.
The following table summarizes the unaudited pro forma consolidated financial information of the Company as if the IKAV business combination had occurred on January 1, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$334,724	$327,228	$998,100	$954,562
Net (loss) income	$(9,403)	$96,675	$144,513	$220,612

Sabinal Acquisition

On July 9, 2025, the Company entered into a Purchase and Sale Agreement (the “Sabinal PSA”) with Sabinal Energy Operating, LLC, Sabinal Resources, LLC and Sabinal CBP, LLC, pursuant to which the Company would acquire certain oil and gas assets located in certain designated lands in the Permian Basin. The transaction closed on September 16, 2025 for consideration of approximately $444.4 million comprised of (i) $199.3 million in cash and (ii) 19.2 million common units (the “Sabinal Unit Consideration”), subject to certain customary purchase price adjustments (the “Sabinal Acquisition”). The Sabinal Unit Consideration had a value of approximately $256.9 million. The Company plans to finalize all such adjustments and complete the purchase price allocation in 2026 based on the terms of the Sabinal PSA. The

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Company does not expect post-closing adjustments to be material and they would primarily affect the value of proved oil and gas properties.
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

Sabinal Acquisition
Consideration transferred:
Common units issued	19,187,581
Closing price of common units on September 15, 2025	$13.39
Equity consideration	$256,922
Cash consideration	195,711
Capitalized transaction costs	3,589
Less: purchase price adjustment receivable	(11,780)
Total acquisition consideration	$444,442
Assets acquired:
Proved oil and natural gas properties	$489,681
Inventories	6,123
Other assets	144
Short-term derivative assets	5,793
Long-term derivative assets	3,933
Total assets acquired	505,674
Liabilities assumed:
Accrued liabilities	2,876
Revenue payable	1,336
Asset retirement obligations	57,020
Total liabilities assumed	61,232
Net assets acquired	$444,442
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

	Initial			As of September 30, 2025
	XTO Acquisition	Adjustments		XTO Acquisition
Consideration transferred:
Cash consideration	$77,893	$—		$77,893
Total acquisition consideration	$77,893	$—		$77,893
Assets acquired:
Proved oil and natural gas properties	$65,530	5,097	(a)	$70,627
Accounts receivable – joint interest	2,344	(1,908)	(a)	436
Other property and equipment	6,417	—		6,417
Other assets	9,576	(3,189)	(a)	6,387
Total assets acquired	83,867	—		83,867
Liabilities assumed:
Revenue payable	1,354	—		1,354
Accrued liabilities	444	—		444
Asset retirement obligations	4,176	—		4,176
Total liabilities assumed	5,974	—		5,974
Net assets acquired	$77,893	$—		$77,893
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

Flycatcher Acquisition
Consideration transferred:
Cash consideration	$24,141
Capitalized transaction costs	182
Total acquisition consideration	$24,323
Assets acquired:
Proved oil and natural gas properties	$26,566
Other assets	8
Total assets acquired	26,574
Liabilities assumed:
Revenue payable	2,217
Asset retirement obligations	34
Total liabilities assumed	2,251
Net assets acquired	$24,323
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

	Initial			Final
	Ardmore Basin Acquisition	Adjustments		Ardmore Basin Acquisition
Consideration transferred:
Cash consideration	$78,317	$(2,966)	(a)	$75,351
Capitalized transaction costs	1,295	49	(a)	1,344
Less: purchase price adjustment receivable	(2,735)	2,735	(a)	—
Total acquisition consideration	$76,877	$(182)		$76,695
Assets acquired:
Proved oil and natural gas properties	$85,663	$(269)	(a)	$85,394
Other assets	13	—		13
Total assets acquired	85,676	(269)		85,407
Liabilities assumed:
Revenue payable	8,636	(87)	(a)	8,549
Asset retirement obligations	163	—		163
Total liabilities assumed	8,799	(87)		8,712
Net assets acquired	$76,877	$(182)		$76,695
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
acquisition date. See Note 8 for additional information regarding fair value measurements. Below is a reconciliation of the assets acquired and liabilities assumed (in thousands):

	Initial			Final
	Western Kansas Acquisition	Adjustments		Western Kansas Acquisition
Consideration transferred:
Cash consideration	$36,657	$606	(a)	$37,263
Capitalized transaction costs	—	301	(a)	301
Total acquisition consideration	$36,657	$907		$37,564
Assets acquired:
Proved oil and natural gas properties	$45,582	$993	(a)	$46,575
Other property and equipment	400	—		400
Other assets	123	97	(a)	220
Total assets acquired	46,105	1,090		47,195
Liabilities assumed:
Revenue payable	333	74	(a)	407
Asset retirement obligations	9,115	109	(a)	9,224
Total liabilities assumed	9,448	183		9,631
Net assets acquired	$36,657	$907		$37,564
a.Adjustment reflects additional accounting data received and processed subsequent to the acquisition date. The initial purchase price allocation considered available data at the time of disclosure.
Divestitures
On June 26, 2024 the Company executed a purchase and sale agreement to sell certain acreage not attributable to the Company’s proved developed reserves. The proceeds from the sale were approximately $38.0 million and were applied as a credit against the full cost pool with no gain or loss recognized.
4. Property and Equipment
The Company’s property and equipment consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Oil and natural gas properties
Proved properties	$3,911,665	$2,419,998
Accumulated depreciation, depletion, amortization, and impairment	(792,990)	(520,641)
Oil and natural gas properties, net	3,118,675	1,899,357
Other property and equipment
Gas gathering system	134,436	35,241
Gas processing plants	46,596	35,949
Water disposal assets	30,227	28,977
Other assets	29,644	15,308
Total other property and equipment	240,903	115,475
Accumulated depreciation, depletion and amortization	(31,279)	(23,710)
Total other property and equipment, net	$209,624	$91,765

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Operating expenses	$29,691	$12,489
Capital expenditures	33,721	24,027
Payroll costs	10,315	7,842
Derivative settlements	44	149
Ad-valorem, severance and other tax	34,042	4,622
Midstream shipper payable	1,378	1,160
Interest payable	3,780	—
General, administrative, and other	8,021	2,631
Total accrued liabilities	$120,992	$52,920
6. Long-Term Debt
New Credit Agreement
On February 27, 2025, the Company entered into a senior secured reserve-based revolving credit facility (the “New Credit Agreement”), among the Company, the lenders and issuing banks party thereto from time to time and Truist Bank, as the administrative agent and collateral agent.
The New Credit Agreement has (i) an initial borrowing base and elected commitment amount of $750.0 million, with a maximum commitment amount of $2.0 billion subject to borrowing base availability, (ii) a maturity date of February 27, 2029 and (iii) an interest rate equal to, at the Company’s election, (a) term SOFR (subject to a 0.10% per annum adjustment) plus a margin ranging from 3.00-4.00% per annum or (b) a base rate plus a margin ranging from 2.00-3.00% per annum, with the margin dependent upon borrowing base utilization at the time of determination. The Company is also required to pay a commitment fee of 0.50% per annum on the daily unused portion of the current aggregate commitments under the New Credit Agreement.
The New Credit Agreement’s borrowing base is redetermined semi-annually, in April and October. The New Credit Agreement requires the Company to maintain as of the last day of each fiscal quarter (i) a consolidated total net leverage ratio of less than or equal to 3.00 to 1.00 and (ii) a current ratio of no less than 1.00 to 1.00.
The Company used borrowings from the New Credit Agreement, together with cash on hand and proceeds from the February 2025 Offering (as defined below), to repay the Term Loan Credit Agreement and the Revolving Credit Agreement (as defined below) in full.
On September 12, 2025, the Company entered into a First Amendment to the New Credit Agreement, together with certain of its subsidiaries party thereto, the lenders and issuing banks party thereto and Truist Bank, as administrative agent and collateral agent (the “First Amendment”). The First Amendment, among other things, (a) removes the 0.10% per annum credit spread adjustment otherwise applicable to the determination of Term SOFR (as defined in the New Credit Agreement), (b) excludes up to $750.0 million in principal amount of Borrowing Base Reduction Debt (as defined in the New Credit Agreement) issued prior to December 31, 2025 from the provisions otherwise requiring a borrowing base reduction as a result of the issuance of such indebtedness and (c) provides for (i) a $700.0 million aggregate increase in the borrowing base under the Credit Agreement and (ii) the establishment of aggregate term loan commitments (prior to giving effect to any prior funding of term loans) in an amount of $450.0 million and the funding of any unfunded term loan commitments thereunder and increase the Aggregate Elected Revolving Commitment Amount (as defined in the Credit Agreement) to $1.0 billion.
The Company used increased borrowings from the Amended Credit Agreement, together with the IKAV Unit Consideration and the Sabinal Unit Consideration, to fund the IKAV Acquisition and the Sabinal Acquisition.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2025, there were $1.2 billion of outstanding borrowings under the New Credit Agreement with $5.0 million in outstanding letters of credit, and the remaining availability under the New Credit Agreement was $295.0 million. The effective interest rate as of September 30, 2025 was 8.1%.
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
On February 27, 2025, the Company used borrowings from the New Credit Agreement, together with cash on hand and proceeds from the February 2025 Offering, to repay the existing amounts outstanding under, and terminate, the Term Loan Credit Agreement. The termination of the Term Loan Credit Agreement was treated as a debt extinguishment. Accordingly, the Company recorded $18.5 million in debt extinguishment costs, which included $10.8 million related to the write-off of all unamortized discount and debt issuance costs and $7.7 million related to prepayment penalties.
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
On January 31, 2025, the Company borrowed $23.0 million under the Revolving Credit Agreement to fund the Flycatcher Acquisition.
On February 27, 2025, the Company used borrowings under the New Credit Agreement to repay the existing amounts outstanding under and terminate the existing Revolving Credit Agreement. The termination of the Revolving Credit Agreement was treated as a debt modification based on the composition of the bank syndication in the New Credit Agreement and the change in borrowing capacity.
The Company has not guaranteed the debt or obligations of any other party, nor does the Company have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
7. Derivative Contracts
The Company uses derivative contracts to reduce exposure to fluctuations in commodity prices. These transactions are in the form of fixed price swaps, basis swaps and costless collars. While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future revenues from favorable price changes. The Company does not

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
intend to hold or issue derivative financial instruments for speculative trading purposes and has elected not to designate any of its derivative instruments for hedge accounting treatment.
The Company reports the fair value of derivatives on the balance sheet in derivative contracts assets and derivative contracts liabilities as either current or noncurrent based on the timing of expected future cash flows of individual trades. See Note 8 for additional information regarding fair value measurements.
Under fixed price swap contracts, the Company receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. Crude oil derivative contracts are indexed and settled based on NYMEX WTI pricing. Natural gas derivative contracts are indexed and settled based on NYMEX Henry Hub (“NYMEX HH”) pricing and EP San Juan (“EP SJ”).
The following table summarizes the open fixed price swap positions as of September 30, 2025, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Fixed Price
Remaining 2025	NYMEX WTI	830	$67.97
2026	NYMEX WTI	3,137	66.92
2027	NYMEX WTI	1,456	64.69
The following table summarizes the open fixed price swap positions as of September 30, 2025, related to natural gas production:

Period	Index	Volume (Bbtu)	Weighted Average Fixed Price
Remaining 2025	NYMEX HH	10,308	$4.03
Remaining 2025	EP SJ	5,068	3.78
2026	NYMEX HH	28,482	3.79
2026	EP SJ	22,272	3.54
2027	NYMEX HH	12,801	3.96
2027	EP SJ	4,194	3.53
2028	NYMEX HH	3,758	3.68
2028	EP SJ	2,682	2.72
2029	NYMEX HH	4,544	3.43
Each two-way costless collar has a set floor and ceiling price for the hedged production. They are settled monthly based on differences between the floor and ceiling prices specified in the contract and the referenced settlement price. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the collar contracts, the Company will cash-settle the difference with the hedge counterparty. When the referenced settlement price is less than the floor price in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the hedged contract volume. Similarly, when the referenced settlement price exceeds the ceiling price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the hedged contract volume. No payment is due from either party if the referenced settlement price is within the range set by the floor and ceiling prices. Crude oil derivative contracts are indexed and settled based on NYMEX WTI pricing.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the open costless collar positions as of September 30, 2025, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Floor Price	Weighted Average Ceiling Price
Remaining 2025	NYMEX WTI	368	$58.13	$77.26
2026	NYMEX WTI	549	60.00	78.05
2027	NYMEX WTI	181	62.50	71.25
In addition, the Company has entered into oil basis swap positions. These instruments are arrangements that guarantee a fixed price differential to Argus WTI Midland CMA and Argus WTI Midland TMA from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity.
The following table summarizes the open basis swap positions as of September 30, 2025, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Fixed Price
Remaining 2025	Argus CMA	276	$1.25
Remaining 2025	Argus TMA	414	1.18
2026	Argus TMA	548	1.25
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

	September 30, 2025	December 31, 2024
Derivative contracts – current, gross	$33,597	$14,696
Netting arrangements	—	(627)
Derivative contracts – current, net	$33,597	$14,069

Derivative contracts – long-term, gross	$9,470	$2,182
Netting arrangements	(1,026)	(1,542)
Derivative contracts – long-term, net	$8,444	$640
The following table presents the gross amounts of recognized derivative liabilities, the amounts that are subject to offsetting under master netting arrangements and the net recorded fair values as recognized on the balance sheet (in thousands):

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2025	December 31, 2024
Derivative contracts – current, gross	$—	$(6,860)
Netting arrangements	—	627
Derivative contracts – current, net	$—	$(6,233)

Derivative contracts – long-term, gross	$(5,119)	$(6,415)
Netting arrangements	1,026	1,542
Derivative contracts – long-term, net	$(4,093)	$(4,873)
Gains and Losses.    The following table presents the settlement and mark-to-market (“MTM”) gains and losses presented as a loss or gain on derivatives in the statement of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Settlements of oil derivatives	$2,446	$(1,921)	$9,994	$(7,134)
Settlements of natural gas derivatives	7,183	8,487	8,310	12,896
MTM (losses) gains on oil derivatives, net	(943)	30,814	15,253	(578)
MTM gains (losses) on natural gas derivatives, net	16,067	(3,696)	6,082	(5,403)
Total gains (losses) on derivative contracts	$24,753	$33,684	$39,639	$(219)
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2025
Assets:
Commodity derivative instruments	$—	$42,041	$—	$42,041
Liabilities:
Commodity derivative instruments	$—	$(4,093)	$—	$(4,093)
As of December 31, 2024
Assets:
Commodity derivative instruments	$—	$14,709	$—	$14,709
Liabilities:
Commodity derivative instruments	$—	$(11,106)	$—	$(11,106)
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
The carrying amount of the Company’s New Credit Agreement approximates fair value, as the current borrowing base rate does not materially differ from market rates of similar borrowings.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	709,545	$18.80	—	$—
Granted	6,412	$17.59	—	$—
Vested	—	$—	—	$—
Forfeited	(6,951)	$18.80	—	$—
Unvested at March 31,2024	709,006	$18.79	—	$—
Granted	9,260	$19.30	46,348	$26.80
Vested	(68,755)	$18.80	—	$—
Forfeited	(2,074)	$18.80	—	$—
Unvested at June 30,2024	647,437	$18.80	46,348	$26.80
Granted	9,231	$19.74	—	$—
Vested	—	$—	—	$—
Forfeited	(7,199)	$18.91	—	$—
Unvested at September 30, 2024	649,469	$18.81	46,348	$26.80

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units		Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,023,320	$17.36	38,622		$24.88
Granted	13,609	$17.18	72,759	1	$19.61
Vested	(1,998)	$17.59	—		$—
Forfeited	(4,467)	$17.99	—		$—
Unvested at March 31,2025	1,030,464	$17.35	111,381		$21.44
Granted	17,721	$15.77	—		$—
Vested	(2,775)	$19.30	—		$—
Forfeited	(15,530)	$17.29	—		$—
Unvested at June 30,2025	1,029,880	$17.32	111,381		$21.44
Granted	75,719	$14.50	—		$—
Vested	(2,370)	$19.74	—		$—
Forfeited	(20,757)	$17.00	—		$—
Unvested at September 30, 2025	1,082,472	$17.13	111,381		$21.44
Total non-cash compensation cost related to the Time-Based Phantom Units was $5.5 million and $4.4 million for the nine months ended September 30, 2025 and 2024, respectively. Total non-cash compensation cost related to the Time-Based Phantom Units was $1.9 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $11.7 million of unrecognized compensation cost related to Time-Based Phantom Units that is expected to be recognized over a weighted average period of approximately 1.8 years.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The aggregate fair value of share based awards that vested during the three and nine months ended September 30, 2025 was approximately $34.3 thousand and $109.9 thousand, respectively, based on the unit price at the time of vesting.
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
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of units granted during the year ended December 31, 2024, and the nine months ended September 30, 2025.

Grant date	May 3, 2024	January 1, 2025
Period for volatility, correlations, and risk-free rate	2.66 years	3.00 years
Risk-free interest rate	4.61%	4.23%
Implied equity volatility	57.25%	50.57%
Unit price on date of grant	$20.44	$17.18
Total non-cash compensation cost related to the Performance Phantom Units was $0.8 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively. Total non-cash compensation cost related to the Performance Phantom Units was $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $1.3 million of unrecognized compensation cost related to Performance Phantom Units that is expected to be recognized over a weighted average period of approximately 1.7 years.
10. Commitments and Contingencies
Legal Matters.    In the ordinary course of business, the Company may at times be subject to claims and legal actions including, but not limited to, title disputes, royalty disputes, contract claims, personal injury claims and employment claims. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Nevertheless, actual outcomes may differ significantly from the Company’s assessment. The Company recognized $8.2 million of expense during the second quarter of 2025 and it is presented in other income (expense), net in the statement of operations for the nine months ended September 30, 2025. As of September 30, 2025, the Company has accrued approximately $4.8 million in accrued liabilities pertaining to these matters. As of December 31, 2024, the Company had accrued approximately $1.5 million in accrued liabilities pertaining to these matters. Management does not expect that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.
NGL Sales and Gas Transportation Commitments.    The Company is party to a NGL sales contract, which includes certain NGL volume commitments in the event the Company elects not to reduce its committed quantity, at its option. To the extent the Company does not deliver NGL volumes in sufficient quantities to meet the commitment and does not elect to reduce its committed quantity, it would be required to pay a deficiency fee. The Company is currently delivering at least the minimum volumes. Additionally, the Company has natural gas firm transportation agreements terminating in 2025. For the nine months ended September 30, 2025 and 2024, the Company incurred approximately $0.2 million and $2.7 million, respectively, of transportation charges under these agreements. For the three months ended September 30, 2025 and 2024, the Company incurred approximately $0.1 million and $0.6 million, respectively, of transportation charges under these agreements. As of September 30, 2025, the Company has no material amounts remaining under these agreements.

Future Firm Sales Commitments.    As part of the IKAV acquisition, the Company is now party to a firm sales contract to deliver and sell a certain amount of natural gas at a fixed price of $1.72 per MMbtu through 2030. The Company expects to fulfill its delivery commitments primarily with production from proved developed reserves. The Company’s production has been sufficient to satisfy its delivery commitments during the periods presented, and it expects its future production will continue to be the primary means of fulfilling its future commitments. However, if the Company’s production is not sufficient to satisfy its delivery commitments, it can and may use spot market purchases to satisfy the commitments.

A summary of these volume commitments as of September 30, 2025 is set forth in the table below (in MMbtu):

September 30, 2025
Remaining 2025	18,693,660
2026	70,338,571
2027	64,546,373
2028	59,621,628
2029	54,810,356
2030	50,753,106
Total	318,763,694
Contributions to 401(k) Plan.    The Company sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum pre-tax threshold through salary deferrals. The plan provides a company match on 100% of salary deferrals that do not exceed 10% of compensation. The Company contributed $3.3 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively. The Company contributed $1.1 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future amounts due under operating lease liabilities as of September 30, 2025, were as follows (in thousands):

Remaining 2025	$2,189
2026	7,550
2027	6,305
2028	4,427
2029	3,083
Total lease payments	$23,554
Less: imputed interest	(2,483)
Total	$21,071
The following table summarizes our total lease costs before amounts are recovered from our joint interest partners, where applicable, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$2,095	$2,517	$6,090	$9,454
Short-term lease cost	9,468	7,495	27,756	19,357
Total lease cost	$11,563	$10,012	$33,846	$28,811
The weighted-average remaining lease term as of September 30, 2025 was 3.19 years. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2025 was 7.7%.

	Nine Months Ended September 30,
	2025	2024
Operating cash flows from operating leases	$5,844	$9,462
12. Partners’ Capital
On September 16, 2025, the Company closed the IKAV Acquisition and Sabinal Acquisition, which included the issuance of 30.6 million and 19.2 million common units, respectively, as part of the total consideration for each transaction. As of September 15, 2025, the IKAV Unit Consideration and the Sabinal Unit Consideration had a value of approximately $409.9 million and $256.9 million, respectively.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2025 and December 31, 2024, the Company had 168.1 million and 103.5 million common units outstanding, respectively.
The Company distributed $0.38 per unit for total cash distributions of $45.0 million for the three months ended September 30, 2025. The Company distributed $1.67 per unit for total cash distributions of $197.7 million for the nine months ended September 30, 2025.
13. Earnings Per Common Unit

The Company has a single class of common units representing limited partnership interests. The Company has potentially dilutive securities as of September 30, 2025, which consist of phantom units issued under the Company’s long-term incentive plan. There were no phantom units that were considered dilutive for the three months ended September 30, 2025 and 0.1 million for the nine months ended September 30, 2025. The treasury stock method is used to determine the dilutive impact of the Company’s phantom units. As of September 30, 2025 there were 230.1 thousand phantom units that were considered antidilutive and thus excluded from the calculation of diluted earnings per common unit. As of September 30, 2024, there were no units that were considered antidilutive.
The following represents the computation of basic and diluted earnings per common unit for the three and nine months ended September 30, 2025 (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income - basic and diluted	$(35,654)	$67,444	$69,893	$148,662
Weighted-average common units outstanding - basic	126,457	96,856	119,025	95,626
Effect of dilutive securities	—	177	116	136
Weighted-average common units outstanding - diluted	126,457	97,033	119,141	95,762
Earnings per common unit - basic	$(0.28)	$0.70	$0.59	$1.55
Earnings per common unit - diluted	$(0.28)	$0.70	$0.59	$1.55
14. Related Party Transactions
Management Services Agreement
On October 27, 2023, the Company entered into a management services agreement (the “MSA”) with Mach Resources. Under the MSA, Mach Resources manages and performs all aspects of oil and gas operations and other general and administrative functions for the Company and the Company (i) pays Mach Resources an annual management fee of approximately $7.4 million and (ii) reimburse Mach Resources for the costs and expenses of the services provided. On a monthly basis, the Company distributes funding to Mach Resources for performance under the MSA. During the nine months ended September 30, 2025 and 2024, the Company paid Mach Resources $92.4 million (inclusive of $5.6 million in management fees presented as general and administrative expense - related party in the statement of operations) and $86.4 million (inclusive of $5.6 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. During the three months ended September 30, 2025 and 2024, the Company paid Mach Resources $35.2 million (inclusive of $1.9 million in management fees presented as general and administrative expense - related party in the statement of operations) and $29.4 million (inclusive of $1.9 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. As of September 30, 2025 and December 31, 2024, the Company owed $1.0 million and $2.0 million, respectively, to Mach Resources, presented as accounts payable - related party.
Common units purchased by BCE-Mach Aggregator
In connection with the February 2025 Offering, BCE-Mach Aggregator, an affiliate of our General Partner, purchased 5,161,290 common units at the public offering price, which accounted for $79.2 million of the net proceeds received by the Company in the February 2025 Offering, after deducting underwriting fees. In connection therewith, the underwriters

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
received a reduced underwriting discount on such common units purchased by BCE-Mach Aggregator compared to other common units sold to the public in the February 2025 Offering.
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
The following table summarizes total revenues, significant expenses, net income and capital expenditures related to the E&P Segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$272,562	$255,536	$787,847	$734,685

Gathering and processing	33,171	23,587	93,116	79,360
Lease operating expense	58,999	44,029	157,317	131,286
Production taxes	10,373	9,784	33,643	33,838
Total significant expenses	102,543	77,400	284,076	244,484
Midstream operating expense	4,105	2,607	10,275	7,782
Cost of product sales	6,047	5,833	20,308	17,719
Depreciation, depletion, amortization and accretion – oil and natural gas	62,831	63,262	188,356	194,453
Depreciation and amortization – other	2,747	2,315	7,905	6,655
General and administrative	21,209	7,535	37,178	25,581
General and administrative – related party	1,850	1,850	5,550	5,550
Impairment of oil and gas properties	90,430	—	90,430	—
Interest expense	16,919	26,772	46,953	80,103
Loss on debt extinguishment	—	—	18,540	—
Other expense, net	(465)	518	8,383	3,696
Total expenses	308,216	188,092	717,954	586,023

Net (loss) income	$(35,654)	$67,444	$69,893	$148,662

Capital expenditures, including acquisitions	594,121	98,856	800,931	226,101

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes total assets to the E&P Segment as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Total assets	$3,772,185	$2,338,214
16. Subsequent Events
Distribution Declaration
On November 6, 2025, the Company declared its quarterly distribution for the third quarter of 2025 of $0.27 per common unit, which will be paid on December 4, 2025.
The Company has evaluated subsequent events through the date of issuance of these financial statements to ensure that any subsequent events that met the criteria for recognition and disclosure in this Quarterly Report have been properly included.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report and also with “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. The following information updates the discussion of our financial condition provided in our previous filings and analyzes the changes in the results of operations for the three and nine months ended September 30, 2025 and 2024.
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
Overview
We are an independent upstream oil and gas company focused on the acquisition, development and production of oil, natural gas and NGL reserves in the Anadarko Basin region of Western Oklahoma, Southern Kansas and the panhandle of Texas; the San Juan Basin region of New Mexico and Colorado; and the Permian Basin region of West Texas.
Within our operating areas, our assets are prospective for multiple formations, most notably the Oswego, Woodford, Mississippian, Mancos and Fruitland formations. Our experience across these formations allows us to generate significant cash available for distribution from these low declining assets in a variety of commodity price environments. We also own an extensive portfolio of complementary midstream assets that are integrated with our upstream operations. These assets include gathering systems, processing plants and water infrastructure. Our midstream assets enhance the value of our properties by allowing us to optimize pricing, increase flow assurance and eliminate third-party costs and inefficiencies. In addition, our owned midstream systems generate third-party revenue.
Market Outlook
Our financial results depend on many factors, particularly commodity prices and our ability to find, develop and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand. The oil and natural gas industry is cyclical and commodity prices are highly volatile and we expect continued and increased pricing volatility in the crude oil and natural gas markets. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. Between January 1, 2024 and September 30, 2025, NYMEX WTI prices for crude oil ranged from $57.13 to $86.91 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $1.58 to $4.49 per MMBtu. The war in Ukraine and conflict in the Middle East, uncertainty regarding interest rates, global supply chain disruptions, the potential for significant new tariffs, OPEC+’s decision to increase production in May and July 2025, concerns about a potential economic downturn or recession, and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2025.
Between 2022 and 2024, the Federal Reserve raised the target range for the federal funds rate in an effort to curb inflation. In September 2025 and October 2025, the Federal Reserve lowered the target range for the federal funds rate to its current range of 3.75% to 4.00% in light of the reduced inflation. In September 2025, inflation, as measured by the consumer price index, was 3.0%. We cannot predict the future inflation rate but to the extent we experience high inflation, we may see cost increases in our operations, including costs for drill rigs, workover rigs, tubulars and other well equipment, as well as increased labor costs. We continue to evaluate actions to mitigate supply chain and inflationary pressures and work closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies which are critical to many of our operations. However, these mitigation efforts may not succeed or may be insufficient. Further, if we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.
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
Acquisitions
We have completed six acquisitions since the beginning of 2024. These acquisitions are reflected in our results of operations as of and after the date of completion for each such acquisition. As a result, periods prior to each such acquisition will not contain the results of such acquired assets which will affect the comparability of our results of operations for certain historical periods. We may continue to grow our operations through acquisitions when economical, including by funding such acquisitions under our New Credit Agreement.

Results of Operations
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs, for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	Percent
Revenues:
Oil	$117,450	$126,347	$(8,897)	(7%)
Natural gas	74,464	41,532	32,932	79%
Natural gas liquids	42,599	41,286	1,313	3%
Total oil, natural gas, and NGL sales	234,513	209,165	25,348	12%
Gain (loss) on oil and natural gas derivatives, net	24,753	33,684	(8,931)	(27%)
Midstream revenue	6,571	5,889	682	12%
Product sales	6,725	6,798	(73)	(1%)
Total revenues	$272,562	$255,536	$17,026	7%
Average Sales Price:
Oil ($/Bbl)	$64.79	$74.55	$(9.76)	(13%)
Natural gas ($/Mcf)	$2.54	$1.73	$0.81	47%
NGL ($/Bbl)	$21.78	$22.61	$(0.83)	(4%)
Total ($/Boe) – before effects of realized derivatives	$27.10	$27.79	$(0.69)	(2%)
Total ($/Boe) – after effects of realized derivatives	$28.21	$28.66	$(0.45)	(2%)
Net Production Volumes:
Oil (MBbl)	1,813	1,695	118	7%
Natural gas (MMcf)	29,299	24,028	5,271	22%
NGL (MBbl)	1,956	1,826	130	7%
Total (MBoe)	8,652	7,526	1,126	15%
Average daily total volumes (MBoe/d)	94.04	81.80	12.24	15%

Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales increased $25.3 million, or 12% for the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024. This increase was primarily related to a 15% production increase, which resulted in increased oil, natural gas and NGL sales of $23.5 million. Furthermore, the increase in natural gas prices resulted in an increase in natural gas sales of $19.6 million, which was offset by decreased oil and NGL revenue of $18.1 million from the decline in oil and NGL pricing.
Oil, natural gas and NGL production

Production increased 1,126 MBoe, or 15% for the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024. The increase was primarily related to the IKAV and Sabinal acquisitions in September 2025, which added approximately 1,032 MBoe.

Oil and natural gas derivatives
For the three-month period ended September 30, 2025, we had realized gains on derivative instruments of $9.6 million and unrealized gains of $15.1 million for total gains of $24.8 million. For the three-month period ended September 30, 2024, we had realized gains on derivative instruments of $6.6 million and unrealized gains of $27.1 million for total gains of $33.7 million. The increase in realized gains is primarily from a decrease in oil prices throughout 2025.
Midstream revenue

Midstream revenue increased $0.7 million, or 12% for the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024, primarily due to additional midstream facilities acquired in the IKAV acquisition.
Product sales
Product sales decreased $0.1 million, or 1% for the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024.
Operating Expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	Percent
Operating Expenses:
Gathering and processing expense	$33,171	$23,587	$9,584	41%
Lease operating expense	58,999	44,029	14,970	34%
Production taxes	10,373	9,784	589	6%
Midstream operating expense	4,105	2,607	1,498	57%
Cost of product sales	6,047	5,833	214	4%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	62,831	63,262	(431)	(1%)
Depreciation and amortization expense – other	2,747	2,315	432	19%
General and administrative	23,059	9,385	13,674	146%
Impairment of oil and gas properties	90,430	—	90,430	100%
Total operating expenses	$291,762	$160,802	$130,960	81%
Operating Expenses ($/Boe):
Gathering and processing expense	$3.83	$3.13	$0.70	22%
Lease operating expense	$6.82	$5.85	$0.97	17%
Production taxes (% of oil, natural gas and NGL sales)	4.4%	4.7%	(0.3)%	(6%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$7.26	$8.41	$(1.15)	(14%)
Depreciation and amortization expense – other	$0.32	$0.31	$0.01	3%
General and administrative	$2.67	$1.25	$1.42	114%
Gathering and processing expense

Gathering and processing expense increased $9.6 million, or 41%, and $0.70 per Boe, or 22%, for the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024, primarily as a result of higher fuel costs due to higher natural gas prices, the IKAV acquisition which added $2.4 million of expenses, and changes in certain purchaser contracts in the third quarter of 2025, which resulted in certain post-production costs that were previously presented as a reduction to gas revenue are now presented as gathering and processing expense.

Lease operating expense

Lease operating expense increased $15.0 million, or 34% for the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024, primarily as a result of the Sabinal and IKAV acquisitions, which added approximately $9.2 million of lease operating expense in the three-month period ended September 30, 2025. Additionally, there were increases in workover expenses of $1.1 million, compression expenses of $0.8 million and company labor and contract services of $0.8 million. Lease operating expenses per Boe increased by $0.97 primarily as a result of the oil heavy production from the Sabinal acquisition added to our overall cost profile.
Production taxes

Production taxes increased $0.6 million, or 6% for the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024. This increase was in line with the increase in oil, natural gas and NGL sales.
Midstream operating expense

Midstream operating expense increased $1.5 million, or 57% for the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024, primarily as a result of higher gathering operating expense of $0.9 million.
Cost of product sales

Cost of product sales increased $0.2 million, or 4% for the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024.
Depreciation, depletion, amortization and accretion expense - oil and natural gas

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties decreased by $0.4 million, or 1% for the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024. The decrease is primarily the result of an increase in total reserves used to calculate depletion, offset with the increase in book value of oil and gas properties from the IKAV and Sabinal acquisitions.
General and administrative costs

General and administrative costs increased $13.7 million, or 146% for the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024. The increase is a result of advisory transaction costs associated with the IKAV acquisition.
Impairment of oil and gas properties
Impairment of oil and gas properties increased $90.4 million for the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024, as a result of the full cost ceiling test at September 30, 2025.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs, for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	Percent
Revenues:
Oil	$353,513	$421,757	$(68,244)	(16%)
Natural gas	225,606	138,050	87,556	63%
Natural gas liquids	127,532	136,137	(8,605)	(6%)
Total oil, natural gas, and NGL sales	706,651	695,944	10,707	2%
Gain (loss) on oil and natural gas derivatives, net	39,639	(219)	39,858	NM(1)
Midstream revenue	18,958	18,549	409	2%
Product sales	22,599	20,411	2,188	11%
Total revenues	$787,847	$734,685	$53,162	7%
Average Sales Price:
Oil ($/Bbl)	$66.20	$77.09	$(10.89)	(14%)
Natural gas ($/Mcf)	$2.93	$1.81	$1.12	62%
NGL ($/Bbl)	$23.68	$24.43	$(0.75)	(3%)
Total ($/Boe) – before effects of realized derivatives	$30.02	$29.30	$0.72	2%
Total ($/Boe) – after effects of realized derivatives	$30.80	$29.54	$1.26	4%
Net Production Volumes:
Oil (MBbl)	5,340	5,471	(131)	(2%)
Natural gas (MMcf)	76,904	76,260	644	1%
NGL (MBbl)	5,385	5,573	(188)	(3%)
Total (MBoe)	23,542	23,754	(212)	(1%)
Average daily total volumes (MBoe/d)	86.23	86.69	(0.46)	(1%)
(1)Not Meaningful
Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales increased $10.7 million, or 2% for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024. This increase was primarily related to the increase in gas prices which added $85.8 million in gas sales, offset by the decrease in oil and NGL prices, which resulted in lower oil and NGL sales of $63.7 million. Additionally, the decrease in production resulted in decreased oil, natural gas and NGL sales of $11.7 million.
Oil, natural gas and NGL production

Production decreased 212 MBoe, or 1% for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024. The decrease was primarily a result of natural well declines on our producing wells, partially offset with production on wells acquired in the Sabinal and IKAV acquisitions.

Oil and natural gas derivatives
For the nine-month period ended September 30, 2025, we had realized gains on derivative instruments of $18.3 million and unrealized gains of $21.3 million for total gains of $39.6 million. For the nine-month period ended September 30, 2024, we had realized gains on derivative instruments of $5.8 million and unrealized losses of $6.0 million for total losses of $0.2 million. The increase in realized gains is primarily from a decrease in oil prices throughout 2025.
Midstream revenue

Midstream revenue increased $0.4 million, or 2% for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024, primarily due to lower third-party volumes flowing through our midstream facilities for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024.
Product sales
Product sales increased $2.2 million, or 11% for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024. This increase was primarily a result of the increase in the average selling price of natural gas. These increases corresponded with the increase in our cost of product sales noted below.
Operating Expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	Percent
Operating Expenses:
Gathering and processing expense	$93,116	$79,360	$13,756	17%
Lease operating expense	157,317	131,286	26,031	20%
Production taxes	33,643	33,838	(195)	(1%)
Midstream operating expense	10,275	7,782	2,493	32%
Cost of product sales	20,308	17,719	2,589	15%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	188,356	194,453	(6,097)	(3%)
Depreciation and amortization expense – other	7,905	6,655	1,250	19%
General and administrative	42,728	31,131	11,597	37%
Impairment of oil and gas properties	90,430	—	90,430	100%
Total operating expenses	$644,078	$502,224	$141,854	28%
Operating Expenses ($/Boe):
Gathering and processing expense	$3.96	$3.34	$0.62	19%
Lease operating expense	$6.68	$5.53	$1.15	21%
Production taxes (% of oil, natural gas and NGL sales)	4.8%	4.9%	(0.1)%	(2%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$8.00	$8.19	$(0.19)	(2%)
Depreciation and amortization expense – other	$0.34	$0.28	$0.06	21%
General and administrative	$1.81	$1.31	$0.50	38%
Gathering and processing expense

Gathering and processing expense increased $13.8 million, or 17%, and $0.62 per Boe, or 19%, for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024, primarily as a result of higher fuel costs due to higher natural gas prices, the IKAV acquisition which added $2.4 million of expenses, and changes in certain purchaser contracts in the third quarter of 2025, which resulted in certain post-production costs that were previously presented as a reduction to gas revenue are now presented as gathering and processing expense.
Lease operating expense

Lease operating expense increased $26.0 million, or 20% for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024, primarily as a result the IKAV and Sabinal acquisitions, which added $9.2 million of lease operating expense. Additionally, there was an increase in company labor and contract services of $5.6 million, higher saltwater disposal related expenses of $2.8 million, and higher compression expenses of $2.1 million. Lease operating expenses per Boe increased by $1.15 primarily related to the above noted increases, combined with lower production for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024, and as a result of the oil heavy production from the Sabinal acquisition added to our overall cost profile.
Production taxes

Production taxes decreased $0.2 million, or 1% for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024. This decrease was in line with the decrease in oil, natural gas and NGL sales.
Midstream operating expense

Midstream operating expense increased $2.5 million, or 32% for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024, primarily as a result of an increase of $1.3 million in gathering operating expense and increases of $0.6 million in both produced water operating expense and plant operating expense.
Cost of product sales

Cost of product sales increased $2.6 million, or 15% for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024. This increase was primarily a result of the increase in the average selling price of natural gas. These increases were consistent with the increase in product sales noted above.
Depreciation, depletion, amortization and accretion expense - oil and natural gas

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties decreased by $6.1 million, or 3% for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024. The decrease is primarily the result of an increase in total reserves used to calculate depletion, offset with the increase in book value of oil and gas properties from the IKAV and Sabinal acquisitions.
General and administrative costs

General and administrative costs increased $11.6 million, or 37% for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024. The increase is primarily result of advisory transaction costs associated with the IKAV acquisition.
Impairment of oil and gas properties
Impairment of oil and gas properties increased $90.4 million for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024, as a result of the full cost ceiling test at September 30, 2025.
Liquidity and Capital Resources
Our primary sources of liquidity and capital are cash flows generated by operating activities, borrowings under the New Credit Agreement, and proceeds from the issuance of equity and debt. At September 30, 2025, outstanding borrowings under the New Credit Agreement were $1.2 billion with $5.0 million in letters of credit outstanding, and the remaining availability under the New Credit Agreement was $295.0 million at September 30, 2025.
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
Historically, our business plan has focused on acquiring and then exploiting the development and production of our assets. We spent approximately $174.6 million during the nine-month period ended September 30, 2025 on development costs and our budget for the remainder of 2025 is between $70.0 million and $75.0 million. For purposes of calculating our cash available for distribution, we define development costs as all of our capital expenditures, other than acquisitions. Our development efforts and capital for 2026 is anticipated to focus on a mix of drilling Mississippian, Mancos and Fruitland wells.
During the nine-month period ended September 30, 2025, we spent approximately $145.2 million on drilling and completion activities and related equipment and spud 20.3 net wells while bringing online 20.9 net wells, $23.8 million on remedial workovers and other capital projects, $5.6 million on midstream and other property and equipment capital projects and $1.3 billion on acquisitions of oil and natural gas properties and other property and equipment.
Our 2025 and 2026 capital expenditures program is largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, including acid to be used for our acid stimulation completion, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows and reduce our cash available for distribution to unitholders.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$378,207	$371,631
Net cash used in investing activities	$(808,367)	$(179,275)
Net cash provided by (used in) financing activities	$377,983	$(160,615)
Net cash provided by operating activities
Net cash provided by operating activities increased $6.6 million for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024. The increase in net cash provided by operating activities is primarily a result of an increase in the average selling price of natural gas, offset with a decrease in production. Additionally, we had an increase in realized gains on derivative instruments of $12.5 million for the nine-month period ended September 30, 2025 primarily from a decrease in oil prices throughout 2025.
Net cash used in investing activities
Net cash used in investing activities increased $629.1 million for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024. The increase in net cash used in investing activities is primarily a result of increases in cash used to acquire assets of $593.8 million in the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024. Additionally, we had a decrease in proceeds from the sale of oil and gas properties of $35.5 million in the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024.

Net cash provided by (used in) financing activities
Net cash provided by (used in) financing activities increased $538.6 million for the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024. The increase is primarily due to an increase in cash provided by borrowings under our New Credit Agreement and Revolving Credit Agreement, net of repayments of $1.2 billion, and an increase in cash provided from proceeds from equity offerings of $91.2 million. These were partially offset by increases in cash used for repayments of borrowings under our Term Loan Credit Agreement of $721.9 million, prepayment penalties of $7.7 million and new debt issuance costs of $23.0 million. Additionally, there was a decrease in cash used for distributions to unitholders of $49.5 million in the nine-month period ended September 30, 2025, as compared to the nine-month period ended September 30, 2024.
Debt Agreements
New Credit Agreement
On February 27, 2025, the Company entered into the New Credit Agreement, among the Company, the lenders and issuing banks party thereto from time to time and Truist Bank, as the administrative agent and collateral agent.
The New Credit Agreement has (i) an initial borrowing base and elected commitment amount of $750.0 million, with a maximum commitment amount of $2.0 billion subject to borrowing base availability, (ii) a maturity date of February 27, 2029 and (iii) an interest rate equal to, at the Company’s election, (a) term SOFR (subject to a 0.10% per annum adjustment) plus a margin ranging from 3.00-4.00% per annum or (b) a base rate plus a margin ranging from 2.00-3.00% per annum, with the margin dependent upon borrowing base utilization at the time of determination. The Company is also required to pay a commitment fee of 0.50% per annum on the daily unused portion of the current aggregate commitments under the New Credit Agreement.
The New Credit Agreement’s borrowing base is redetermined semi-annually, in April and October. The New Credit Agreement requires the Company to maintain as of the last day of each fiscal quarter (i) a consolidated total net leverage ratio of less than or equal to 3.00 to 1.00, and (ii) a current ratio of no less than 1.00 to 1.00. In July 2025, the
Company entered into the Letter Agreement pursuant to which the lenders under the New Credit Agreement waived certain restrictions to permitted payments with respect to certain financial covenants.
The Company used borrowings from the New Credit Agreement, together with cash on hand and proceeds from the February 2025 Offering, to repay the Term Loan Credit Agreement and the Revolving Credit Agreement in full.
On September 12, 2025, the Company entered into a First Amendment to the New Credit Agreement, together with certain of its subsidiaries party thereto, the lenders and issuing banks party thereto and Truist Bank, as administrative agent and collateral agent (the “First Amendment”), which amends the New Credit Agreement, dated as of February 27, 2025. The First Amendment, among other things, (a) removes the 0.10% per annum credit spread adjustment otherwise applicable to the determination of Term SOFR (as defined in the New Credit Agreement), (b) excludes up to $750.0 million in principal amount of Borrowing Base Reduction Debt (as defined in the New Credit Agreement) issued prior to December 31, 2025 from the provisions otherwise requiring a borrowing base reduction as a result of the issuance of such indebtedness and (c) provides for (i) a $700.0 million aggregate increase in the borrowing base under the New Credit Agreement and (ii) the establishment of aggregate term loan commitments (prior to giving effect to any prior funding of term loans) in an amount of $450.0 million and the funding of any unfunded term loan commitments thereunder and an increase in the Aggregate Elected Revolving Commitment Amount (as defined in the New Credit Agreement) to $1.0 billion.
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Contractual Obligations and Commitments
We are a party to firm transportation contracts for the transport of natural gas. We paid approximately $0.1 million and $0.2 million in firm transportation contracts for the three and nine month periods ended September 30, 2025, respectively. As of September 30, 2025, the Company has no material amounts remaining under these agreements. For further information on firm transportation contracts, see Note 10 of our consolidated financial statements.
As part of the IKAV acquisition, we are now party a firm sales contract to deliver and sell a certain amount natural gas at a fixed price of $1.72 per MMbtu through 2030. The Company expects to fulfill its delivery commitments primarily with production from proved developed reserves. The Company’s production has been sufficient to satisfy its delivery commitments during the periods presented, and it expects its future production will continue to be the primary means of fulfilling its future commitments. However, if the Company’s operated production is not sufficient to satisfy its delivery commitments, it can and may use spot market purchases to satisfy the commitments. For further information on firm sales commitments, see Note 10 of our consolidated financial statements.
Operating lease obligations
Our operating lease obligations include long-term lease payments for office space, vehicles, equipment related to exploration, development and production activities. We paid approximately $6.1 million and $2.1 million in operating lease payments for the three and nine month periods ended September 30, 2025, respectively, and expect to pay approximately $23.6 million in operating lease payments through 2029. For further information on our operating lease obligations, see Note 11 of our consolidated financial statements.
Non-GAAP Financial Measures
Adjusted EBITDA
We include in this Quarterly Report the supplemental non-GAAP financial performance measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) impairment on oil and gas assets, (5) loss on debt extinguishment, (6) equity-based compensation expense and (7) (gain) loss on sale of assets, net.
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
Cash Available for Distribution
Cash available for distribution is not a measure of net income or net cash flow provided by or used in operating activities as determined by GAAP. Cash available for distribution is a supplemental non-GAAP financial performance measure used by our management and by external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others, to assess our ability to internally fund our exploration and development activities, pay distributions, and to service or incur additional debt. We define cash available for distribution as net income adjusted for (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) impairment on oil and gas assets, (5) loss on debt extinguishment, (6) equity-based compensation expense, (7) (gain) loss on sale of assets, net, (8) cash interest expense, net, (9) development costs and (10) change in accrued realized derivative settlements. Development costs include all of our capital expenditures, other than acquisitions. Cash available for distribution will not reflect changes in working capital balances. Cash available for distribution is not a measurement of our financial performance or liquidity under GAAP and should not be considered as an alternative to, or more meaningful than, net income or net cash provided by or used in operating activities as determined in accordance with GAAP or as indicators of our financial performance and liquidity. The GAAP measure most directly comparable to cash available for distribution is net income. Cash available for distribution should not be considered as an alternative to, or more meaningful than, net income.

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net (loss) Income Reconciliation to Adjusted EBITDA:
Net (loss) income	$(35,654)	$67,444	$69,893	$148,662
Interest expense, net	16,878	25,598	46,392	76,550
Depreciation, depletion, amortization and accretion	65,578	65,577	196,261	201,108
Unrealized (gain) loss on derivative instruments	(15,124)	(27,118)	(21,335)	5,981
Impairment of oil and gas properties	90,430	—	90,430	—
Loss on debt extinguishment	—	—	18,540	—
Equity-based compensation expense	2,133	1,267	6,348	4,749
Gain on sale of assets	(35)	(40)	(202)	(349)
Adjusted EBITDA	$124,206	$132,728	$406,327	$436,701
Net Income Reconciliation to Cash Available for Distribution:
Net (loss) income	$(35,654)	$67,444	$69,893	$148,662
Interest expense, net	16,878	25,598	46,392	76,550
Depreciation, depletion, amortization and accretion	65,578	65,577	196,261	201,108
Unrealized (gain) loss on derivative instruments	(15,124)	(27,118)	(21,335)	5,981
Impairment of oil and gas properties	90,430	—	90,430	—
Loss on debt extinguishment	—	—	18,540	—
Equity-based compensation expense	2,133	1,267	6,348	4,749
Gain on sale of assets	(35)	(40)	(202)	(349)
Cash interest expense, net	(15,804)	(23,571)	(42,955)	(71,029)
Development costs	(59,075)	(52,922)	(174,633)	(178,909)
Change in accrued realized derivative settlements	(3,513)	(5,633)	(2,367)	(1,475)
Cash available for distribution	$45,814	$50,602	$186,372	$185,288
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2024. No modifications have been made during the nine months ended September 30, 2025.
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
Commodity derivative activities
To reduce the impact of fluctuations of commodity prices on our total revenue and other operating income, we have historically used, and we expect to continue to use, commodity derivative instruments, primarily swaps, to hedge price risk associated with a portion of our anticipated production. Our hedging instruments allow us to reduce, but not eliminate the potential effects of the variability in cash flow from operations due to fluctuations in commodity prices and provide increased certainty of cash flows for funding our drilling program and debt service requirements. These instruments provide only partial price protection against declines in prices and may partially limit our potential gains from future increases in prices. We do not enter derivative contracts for speculative trading purposes. The New Credit Agreement contains various covenants and restrictive provisions which, among other things, limit our ability to enter into commodity price hedges exceeding a certain percentage of production.
Our hedging activities are intended to support oil and natural gas prices at targeted levels and manage our exposure to natural gas price volatility. Under swap contracts, the counterparty is required to make a payment to us for the difference between the swap price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the swap price. We are required to make a payment to the counterparty for the difference between the swap price and the settlement price if the swap price is below the settlement price. See Note 7 of our consolidated financial statements for further information on our open derivative positions and valuation as of September 30, 2025.
Counterparty and Customer Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of a contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of September 30, 2025, we had derivative instruments in place with 10 different counterparties. We believe our counterparties currently represent acceptable credit risks. We are not required to provide credit support or collateral to our counterparties under current contracts, nor are they required to provide credit support or collateral to us.
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
Interest Rate Risk
Variable rate debt
At September 30, 2025, we had $1.2 billion of debt outstanding under the New Credit Agreement. Borrowings outstanding under the New Credit Agreement bore an interest rate of 8.1% as of September 30, 2025. Assuming no change in the amount outstanding, the impact on interest expense of a 1% (or 100 basis points) increase or decrease in the assumed weighted average interest rate on our variable interest debt would be approximately $11.5 million per year based on our borrowings outstanding at September 30, 2025.

Interest rate derivative activities
As of September 30, 2025, we did not have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness, but we may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on such evaluation, such officers have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine-month period ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company is not aware of any environmental claims existing as of September 30, 2025. There can be no assurance, however, that current regulatory requirements will not change or will not be interpreted or enforced differently, or past non-compliance with environmental laws and regulations or other issues will not be discovered on the Company’s oil and gas properties.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the nine months ended September 30, 2025, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
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

2.3
First Amendment to Membership Interest Purchase Agreement, dated as of September 16, 2025, by and among VEPU Inc. and Simlog Inc., as sellers, and Mach Natural Resources LP, as buyer (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2025).

3.1
Certificate of Limited Partnership of Mach Natural Resources LP, effective as of May 26, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-274662) filed with the SEC on September 22, 2023)

3.2
Amended and Restated Agreement of Limited Partnership of Mach Natural Resources LP, dated as of October 27, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2023)

3.3
Amended and Restated Limited Liability Company Agreement of Mach Natural Resources GP, LLC, dated as of October 27, 2023 (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 7, 2023)

3.4
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Mach Natural Resources LP, dated as of June 13, 2024 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2024)

4.1
Registration Rights Agreement, dated as of September 16, 2025, by and among Mach Natural Resources LP and each of the sellers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2025).

10.1
Letter Agreement, dated as of July 8, 2025, by and among Mach Natural Resources LP, the lenders party thereto and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2025).

10.2^
First Amendment to Credit Agreement, dated as of September 12, 2025, by and among Mach Natural Resources LP, the subsidiaries of Mach Natural Resources LP party thereto, the lenders and issuing banks party thereto and Truist Bank, as the administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2025).

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

Mach Natural Resources LP

	By:	Mach Natural Resources GP LLC, its general partner

Date: November 6, 2025	By:	/s/ Kevin R. White
	Name:	Kevin R. White
	Title:	Chief Financial Officer