Form 10-K
period 2025-12-31
MACH NATURAL RESOURCES LP
filed 2026-03-12
CIK 1980088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2025, based on the closing price of $14.44 for common units of the registrant as reported by the New York Stock Exchange, was approximately $423.8 million.
The registrant had 168,218,770 common units outstanding as of March 5, 2026.

i

GLOSSARY OF OIL AND GAS TERMS AND OTHER TERMS
The terms and abbreviations defined in this section are used throughout this Annual Report on Form 10-K (this “Annual Report”):
“Adjusted EBITDA.” Net income before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized (gain) loss on derivative instruments, (4) impairment of oil and gas properties, (5) loss on debt extinguishment (6) equity-based compensation expense and (7) gain on sale of assets, net.
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

“First Amendment” Refers to the First Amendment to the New Credit Agreement, Dated as of September 12, 2025, among the Company, the lenders and issuing banks party thereto and Truist Bank, as administrative agent and collateral agent.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Annual Report contains or incorporates by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events at the time such statement was made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in this Annual Report.
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
•The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

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

Within our operating areas, our assets are prospective for multiple formations, most notably the Oswego, Woodford and Mississippian, Mancos and Fruitland formations. Our experience across these formations allows us to generate significant cash available for distribution from these low declining assets in a variety of commodity price environments. We also own an extensive portfolio of complementary midstream assets that are integrated with our upstream operations. These assets include gathering systems, processing plants and water infrastructure. Our midstream assets enhance the value of our properties by allowing us to optimize pricing, increase flow assurance and eliminate third-party costs and inefficiencies. In addition, our owned midstream systems generate third-party revenue.
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
Initial Public Offering
On October 27, 2023, the Company completed the offering of 10,000,000 common units at a price of $19.00 per unit to the public (the “Offering”). The sale of Company’s common units resulted in gross proceeds of $190.0 million to the Company and net proceeds of $168.5 million, after deducting underwriting fees and offering expenses. The material terms of the Offering are described in the Company’s final prospectus, filed with the U.S. Securities and Exchange Commission (“SEC”) on October 26, 2023, pursuant to Rule 424(b)(4) of the Securities Act.
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

Properties
Our assets are located throughout Western Oklahoma, Southern Kansas, the panhandle of Texas, West Texas, Northwest New Mexico, Southwest Colorado and Southwest Wyoming and consist of approximately 12,000 gross operated PDP wells. Our average net daily production for the year ended December 31, 2025 was approximately 103 MBoe/d. Our wells are primarily located across three basins: the Anadarko Basin, the San Juan Basin and the Permian Basin.
Additionally, we own a portfolio of midstream assets which support our leases, including ownership in six processing plants with combined processing capacity of 1,303 MMcf/d, along with 2,905 miles of gas gathering pipelines. Additionally, we own water infrastructure consisting of 1,120 miles of gathering pipeline and 177 disposal wells.
Development Plan and Capital Budget
Historically, our business plan has focused on acquiring and then exploiting the development and production of our assets. Funding sources for our acquisitions have included proceeds from borrowings under our revolving credit facilities, contributions from our equity partners and cash flow from operating activities. We spent approximately $251.9 million in 2025 on development costs and our budget for 2026 is between $315.0 million and $360.0 million. For purposes of calculating our cash available for distribution, we define development costs as all of our capital expenditures, other than acquisitions. Our development efforts and capital for 2026 is anticipated to focus on a mix of drilling Mississippian and Mancos wells.
During the year ended December 31, 2025, we spent approximately $205.1 million on drilling and completion activities and related equipment and spud 27.1 net wells while bringing online 34.1 wells, $38.5 million on remedial workovers and other capital projects, $8.3 million on midstream and other property and equipment capital projects and $1.3 billion on acquisitions.
Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our 2026 capital development programs from cash flow from operations.
Our 2026 capital expenditures program is largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, including acid to be used for our acid stimulation completion, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows and reduce our cash available for distribution to unitholders.
Oil and Natural Gas Reserves
Reserve Data
The information with respect to our estimated proved reserves based on SEC pricing presented below has been prepared in accordance with the rules and regulations of the SEC.
Reserves Presentation
The following tables provide a summary of our estimated proved reserves and related PV-10 of proved reserves as of using SEC pricing, based on evaluations prepared by our independent reserve engineers: Netherland, Sewell & Associates, Inc, and Cawley, Gillespie & Associates Inc. for the year ended December 31, 2025, and Cawley, Gillespie & Associates Inc. for the year ended December 31, 2024. See “— Preparation of reserve estimates” for the definitions of proved reserves and the technologies and economic data used in their estimation. Prices were adjusted for quality, energy content, transportation fees and market differentials, as applicable. The risk factors contained in this Annual Report including “Risk Factors — Risks Related to Our Business — Oil and natural gas and NGL prices are volatile. A sustained decline in prices could adversely affect our business, financial condition, cash available for distribution and results of operations, liquidity and our ability to meet our financial commitments or cause us to delay our planned capital expenditures” and “Risk Factors — Risks Related to Our Business — Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves,” included in Item 1A of Part I of this Annual Report contain more information regarding the uncertainty associated with price and reserve estimates.

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

	As of December 31,
Reserve Data based on SEC Pricing(1)	2025	2024
Proved Developed:
Oil (MBbl)	90,869	46,056
Natural gas (MMcf)	2,176,382	808,820
Natural gas liquids (MBbl)	90,793	66,772
Total equivalent (MBoe)	544,392	247,630
PV-10 (in millions)(2)	$2,877	$1,635
Proved Undeveloped:
Oil (MBbl)	13,329	21,379
Natural gas (MMcf)	733,369	263,182
Natural gas liquids (MBbl)	24,782	24,378
Total equivalent (MBoe)	160,340	89,620
PV-10 (in millions)(2)	$211	$255
Total Proved:
Oil (MBbl)	104,198	67,435
Natural gas (MMcf)	2,909,751	1,072,002
Natural gas liquids (MBbl)	115,575	91,150
Total equivalent (MBoe)	704,732	337,250
PV-10 (in millions)(2)	$3,088	$1,890
Standardized Measure (in millions)(2)	$3,080	$1,890
__________
(1) Our estimated net proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC regulations. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $65.34 per barrel for oil and $3.39 per MMbtu for natural gas at December 31, 2025 and $75.48 per barrel for oil and $2.13 per MMBtu for natural gas at December 31, 2024. These base prices were adjusted for differentials on a per-property basis, which may include local basis differentials, fuel costs and shrinkage.
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

Preparation of Reserve Estimates
Our reserve estimates as of December 31, 2025 and 2024 included in this Annual Report are based on evaluations prepared by the independent petroleum engineering firm of Cawley, Gillespie & Associates Inc. and Netherland, Sewell & Associates, Inc. in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves

Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. Our independent reserve engineers were selected for their historical experience and geographic expertise in engineering similar resources.
Under SEC rules, proved reserves are reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, we and the independent reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs and available downhole and production data and well-test data.
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
Internal Controls Over Reserve Estimates
Our internal staff of petroleum engineers and geoscience professionals work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to our independent reserve engineers in their preparation of reserve estimates. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil, natural gas and NGLs that are ultimately recovered. See “Risk Factors — Risks Related to Our Business — Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves” included in Item 1A of Part I of this Annual Report for more information. The reserves engineering group is responsible for the internal review of reserve estimates, and the technical person primarily responsible for overseeing the preparation of our reserve estimates has more than nine years of experience in reserve engineering and has been with the Company since 2019. The reserves engineering group is independent of any of our operating areas. The reserves engineering group reviews the estimates with our third-party petroleum consultants, Cawley, Gillespie & Associates, and Netherland, Sewell & Associates, our independent petroleum engineering firms.
Cawley, Gillespie & Associates is a Texas Registered Engineering Firm (F-693), made up of independent registered professional engineers and geologists that have provided petroleum consulting services to the oil and gas industry for over 60 years. The lead evaluator that prepared the reserve report was J. Zane Meekins, P.E., Executive Vice President at Cawley, Gillespie & Associates.
Mr. Meekins has been with Cawley, Gillespie & Associates since 1989 and graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins is a State of Texas registered professional engineer (License #71055) and a member of the Society of Petroleum Evaluation Engineers and the Society of Petroleum Engineers. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Mr. Meekins is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves reports are Joseph Mello and Matthew D. Pankey.
Mr. Mello has been practicing consulting petroleum engineering at NSAI since 2015. Mr. Mello is a Licensed Professional Engineer in the State of Texas (No. 125699) and has over 5 years of prior industry experience. He graduated from Rice

University in 2010 with a Bachelor of Science Degree in Chemical Engineering. The technical principal meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; the technical principal is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. Mr. Pankey, a Licensed Professional Engineer in the State of Texas (No. 142931), has been practicing consulting petroleum engineering at NSAI since 2019 and has over 6 years of prior industry experience. He graduated from Auburn University in 2012 with a Bachelor of Science Degree in Chemical Engineering. The technical principal meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
Proved Undeveloped Reserves (PUDs)
As of December 31, 2025, our proved undeveloped reserves were composed of 13,329 MBbls of oil, 733,369 MMcf of natural gas and 24,782 MBbls of NGLs for a total of 160,340 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following table summarizes our changes in PUDs, for the year ended December 31, 2025 (in MBoe):

Balance, December 31, 2024	89,620
Purchases of reserves	82,734
Revisions of previous estimates	1,718
Transfers to proved developed	(13,732)
Balance, December 31, 2025	160,340

Revisions of previous estimates of 1,718 MBoe during the year ended December 31, 2025 included the addition of 18 PUDs (21,081 MBoe) based on increasing our drilling activity within proven areas of development, the removal of 87 PUDs (19,075 MBoe) due to changing corporate priorities, and higher commodity prices (1,948 Mboe). Additionally, changes to reflect current market conditions on lease operating expenses and product price differentials totaled 2,237 MBoe.
We converted 13,732 MBoe of PUDs into proved developed reserves in 2025. Costs incurred relating to the development of all oil and natural gas reserves were $205.1 million during the year ended December 31, 2025.
We drilled 29 gross wells during 2025. We expect to drill or participate in the drilling of approximately 43 gross wells during 2026.
All of our PUD drilling locations are scheduled to be drilled within five years of December 31, 2025. We anticipate drilling and completing or participating in the drilling and completion of approximately 43 PUD locations during 2026, 76 during 2027, 79 during 2028, 50 during 2029 and 11 during 2030. These PUD locations relate to 160,340 MBoe of PUD reserves. Our development costs relating to the development of our PUDs at December 31, 2025 are projected to be approximately $227.6 million in 2026, $297.0 million in 2027, $317.1 million in 2028, $207.8 million in 2029 and $35.1 million in 2030 for a total of $1,084.6 million of future development costs. All of these PUD drilling locations are part of a development plan and a budget that is reviewed annually and adopted by management. We expect that the substantial cash flow generated by our existing wells, in addition to availability under the New Credit Agreement, will be sufficient to fund our drilling program, maintenance capital expenditures and PUD conversion into proved developed reserves in accordance with our development schedule. Please see “Risk Factors — Risks Related to Our Business — Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.” included in Item 1A of Part I of this Annual Report.

Oil, Natural Gas and NGL Production Prices and Production Costs
Production and Price History
Our production is primarily concentrated across three basins: the Anadarko Basin, the San Juan Basin and the Permian Basin. The following table sets forth information regarding our net production volumes and average realized prices for the periods indicated.

	Year Ended December 31,
	2025	2024	2023
Net Production Volumes:
Oil (MBbl)	7,719	7,382	5,445
Natural gas (MMcf)	135,026	101,147	59,378
NGLs (MBbl)	7,507	7,489	3,068
Total (MBoe)	37,731	31,729	18,409
Average daily production (MBoe/d)	103.37	86.69	50.44
Average Realized Prices (excluding effects of realized derivatives):
Oil (MBbl)	$63.72	$75.27	$77.57
Natural gas (MMcf)	$2.76	$1.93	$2.52
NGLs (MBbl)	$23.00	$24.79	$24.52
Average Realized Prices (including effects of realized derivatives):
Oil (MBbl)	$66.02	$74.55	$76.51
Natural gas (MMcf)	$3.00	$2.15	$2.76
NGLs (MBbl)	$23.00	$24.79	$24.52

Operating Data
The following table sets forth information regarding our revenues and operating expenses for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Revenues:
Oil	$491,837	$555,692	$422,312
Natural gas	373,134	195,472	149,795
Natural gas liquids	172,679	185,621	75,245
Total oil, natural gas, and NGL sales	1,037,650	936,785	647,352
Gain (loss) on oil and natural gas derivatives, net	81,289	(18,854)	57,272
Midstream revenue	27,561	24,341	26,328
Product sales	28,890	27,356	31,357
Total revenues	$1,175,390	$969,628	$762,309
Operating Costs and Expenses:
Gathering and processing expense	$138,836	$106,152	$39,449
Lease operating expense	263,793	180,513	127,602
Production taxes	48,761	45,674	31,882
Midstream operating expense	13,319	10,466	10,873
Cost of product sales	25,901	24,026	28,089
Depreciation, depletion, amortization and accretion expense – oil and natural gas	280,459	261,949	131,145
Depreciation and amortization expense – other	12,305	9,018	6,472
General and administrative	56,636	40,838	27,653
Impairment of oil and gas properties	90,430	—	—
Total operating expenses	$930,440	$678,636	$403,165
Operating Costs and Expenses (per Boe):
Gathering and processing expense	$3.68	$3.35	$2.14
Lease operating expense	$6.99	$5.69	$6.93
Production taxes (% of oil, natural gas and NGL sales)	4.7%	4.9%	4.9%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$7.43	$8.26	$7.12
Depreciation and amortization expense – other	$0.33	$0.28	$0.35
General and administrative	$1.50	$1.29	$1.50
Impairment of oil and gas properties	$2.40	$—	$—
Developed and Undeveloped Acreage
The following table sets forth certain information regarding the total developed and undeveloped acreage in which we owned an interest as of December 31, 2025:

	Developed Acres	Undeveloped Acres	Total Acres
Gross	4,710,788	112,620	4,823,408
Net	2,784,586	22,018	2,806,604

Undeveloped Acreage Expirations
The following table sets forth the number of total net undeveloped acres as of December 31, 2025 that will expire in 2026, 2027, 2028, 2029 and 2030 unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed. This undeveloped acreage includes approximately 569 acres that PUD locations have been assigned to.

	2026	2027	2028	2029	2030
Total	8,416	2,213	5,796	—	—
Our acreage is located in the Anadarko Basin, Permian Basin and San Juan Basin.
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

	Year Ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Development Wells Operated:
Productive	37	29.3	58	50.9	91	81.0
Dry holes	—	—	—	—	—	—
Total	37	29.3	58	50.9	91	81.0
Development Wells Non-Operated:
Productive	25	4.8	51	1.5	19	2.6
Dry holes	—	—	—	—	—	—
Total	25	4.8	51	1.5	19	2.6
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
Total	—	—	—	—	—	—
Total Wells:
Productive	62	34.1	109	52.4	110	83.6
Dry holes	—	—	—	—	—	—
Total	62	34.1	109	52.4	110	83.6
The following table sets forth information regarding our drilling activities as of December 31, 2025, including with respect to our operated wells we have begun drilling and those which are drilled and awaiting completion.

	As of December 31, 2025
	Gross	Net
Drilling	4	2.9
Drilled and Awaiting Completion	3	2.3
As of December 31, 2025, the Company was in process of drilling 4 gross wells (2.9 net) and had finished drilling and was completing or awaiting completion on 3 gross wells (2.3 net). As of December 31, 2025, the Company had no material ongoing non-operated drilling and completion activities.

As of December 31, 2025, we were not a party to any long-term drilling rig contracts.
Productive Wells
As of December 31, 2025, we owned interests in the following number of productive wells:

	Working Interest Assets			Mineral and Royalty Interest Assets
	Gross	Net	Average Working Interest	Gross	Net	Average Net Revenue Interest
Natural gas	14,095	5,753	41%	2,720	50	2%
Oil	6,948	4,373	63%	651	19	3%
Total	21,043	10,126	48%	3,371	69	2%

Marketing and Customers
We market production from properties we operate for both our account and the account of the other working interest owners in these properties. We sell our production to purchasers at market prices.
For the years ended December 31, 2025, 2024 and 2023, purchases by the following companies exceeded 10% of our receipts from oil, natural gas, and NGL sales:

	Year Ended December 31,
	2025	2024	2023
Purchaser A	23.3%	32.2%	52.6%
Purchaser B	20.6%	*	12.9%
Purchaser C	*	12.7%	*
Purchaser D	*	*	10.4%
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
We are party to two firm transportation agreements to assist in transporting our natural gas from processing plants to various markets. Any unutilized capacity is monetized if market conditions allow by releasing the capacity to others or transporting third-party gas. For the years ended December 31, 2025, 2024 and 2023 we incurred approximately $0.4 million, $3.4 million and $1.0 million, respectively, of transportation charges under these agreements. As of December 31, 2025, the Company has no material amounts remaining under these agreements.
As part of the IKAV Acquisition (as defined in Note 3), we are now party to a firm sales contract to deliver and sell a certain amount of natural gas at a fixed price of $1.72 per MMbtu through 2030. We expect to fulfill the delivery commitments primarily with production from proved developed reserves. Our production has been sufficient to satisfy the delivery commitments since the acquisition, and we expect our future production will continue to be the primary means of fulfilling the future commitments. However, if our production is not sufficient to satisfy the delivery commitments, we can and may use spot market purchases to satisfy the commitments.

A summary of these volume commitments as of December 31, 2025 is set forth in the table below (in MMbtu):

December 31, 2025
2026	70,338,571
2027	64,546,373
2028	59,621,628
2029	54,810,356
2030	50,753,106
Total	300,070,034
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
The states in which we operate also regulate drilling and operating activities by requiring, among other things, permits for new pad locations, the drilling of wells, best management practices and/or conditions of approval for operating wells, maintaining bonding requirements in order to drill or operate wells, regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the plugging and abandonment of wells. For example, on June 3, 2025, the New Mexico Oil Conservation Division (“OCD”) adopted a set of regulations relating to per- and polyfluoroalkyl substances (“PFAS”), requiring drilling permit applicants to certify that they will not introduce any additives that contain PFAS in the completion of a well. Additionally, on June 20, 2025, Texas passed SB 1150, which requires oil and gas operators to plug wells that have been inactive for at least 15 years.
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

In addition, the pipelines in the gathering systems on which we rely may be subject to regulation by the U.S. Department of Transportation. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”), an operating administration within the U.S. Department of Transportation, has established a risk-based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. Over the past several years, PHMSA has taken steps to expand the regulation of rural gathering lines and impose a number of reporting and inspection requirements on regulated pipelines, and additional requirements are expected in the future. On November 15, 2021, PHMSA released a final rule that expands the definition of regulated gathering pipelines and imposes safety measures on certain currently unregulated gathering pipelines. The final rule also imposes reporting requirements on all gathering pipelines and specifically requires operators to report safety information to PHMSA. In January 2025, PHMSA issued a pre-publication final rule that requires pipelines, underground natural gas storage facilities, and liquefied natural gas facilities to update leak detection and repair programs to require companies to use commercially available technologies to find and fix methane leaks from pipelines and other facilities; however, the rule was withdrawn prior to publication and future implementation remains uncertain. The future adoption of laws or regulations that apply more comprehensive or stringent safety standards could increase the expenses we incur for gathering service.
In Colorado, on March 17, 2021, the Public Utilities Commission adopted Regulation 11 rules Regulating Pipeline Operators and Gas Pipeline Safety. These regulations apply to all gas public utilities, all municipal or quasi-municipal corporations transporting natural gas or providing natural gas services, all operators of master meter systems, and all operators of pipelines transporting gas in intrastate commerce including gas gathering system operators (certain provisions are tailored to the location and size of the gathering systems involved). The rules require all filed reports to be publicly available and all Notices of Proposed Violation, Notices of Action, pleadings and decisions to be filed publicly. The rules also provide a revised methodology for calculating civil penalties in an effort to provide clarity to both operators and the public. On October 31, 2025, the Colorado Public Utilities Commission issued temporary pipeline safety rules to comply with the statutory deadline set by HB 25-1280. HB25-1280 was passed in 2021 and required the Public Utilities Commission to adopt rules related to gas pipeline safety and repair, including rules for leak detection. The temporary rules issued in November 2025 require more frequent leak surveys and implement new leak classification standards. In Colorado, temporary rules are effective for 210 days from the effective date or until permanent rules become effective. The Colorado Public Utilities Commission is currently planning to issue permanent rules before the end of the 210-day period.
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
Regulation of Environmental and Occupational Safety and Health Matters Generally
Our operations are subject to numerous stringent federal, regional, state and local statutes and regulations governing environmental protection, occupational safety and health, and the release, discharge or disposal of materials into the environment, some of which carry substantial administrative, civil and criminal penalties for failure to comply. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act (“CWA”) and the Clean Air Act (“CAA”). In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, the prevention and cleanup of pollutants and other matters. These laws and regulations may, among other things, require the acquisition of permits to conduct exploration, drilling, and production operations; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines; govern the sourcing and disposal of water used in the drilling and completion process; limit or prohibit construction or drilling activities in sensitive areas such as wilderness, wetlands, frontier and other protected areas; require investigatory or remedial actions to prevent or mitigate pollution conditions caused by our operations; impose obligations to reclaim and abandon well sites and pits; establish specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from operations or failure to comply with regulatory filings. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. Although future environmental obligations are not expected to have a material impact on the results of our operations or financial condition, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause us to incur material environmental liabilities or costs.
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
Water Discharges
The Federal Water Pollution Control Act, also known as the CWA, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including spills and leaks of oil and other natural gas wastes, into or near waters of the United States or state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The discharge of dredge and fill material into regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The EPA and the Corps issued a final rule on the federal jurisdictional reach over waters of the United States in 2015, which never took effect before being replaced by the Navigable Waters Protection Rule (the “NWPR”) in 2020. A coalition of states and cities, environmental groups and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. In January 2023, the EPA and the Corps issued a final rule that based the definition of WOTUS on the pre-2015 definition. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA invalidated the prior test used by the EPA to determine whether wetlands qualify as navigable waters of the United States, and in September 2023, the EPA and the Corps published a final rule to align the definition of “waters of the United States” with the U.S. Supreme Court’s decision in Sackett v. EPA. However, roughly half of the states and other plaintiffs are continuing to challenge the September 2023 rule, and the EPA and the Corps are using the pre-2015 definition of WOTUS in these states while litigation continues. However, in January 2025, President Trump issued executive orders directing (i) the EPA and the Corps to identify planned or potential actions that could be subject to emergency treatment under Section 404 of the CWA and (ii) the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions, including all existing regulations and guidance documents, that are unduly burdensome on the identification, development, or use of domestic energy resources. Accordingly, in November 2025, the Corps and the EPA issued a proposed rule revising the definition of WOTUS with the stated aim of conforming to the Supreme Court’s decision in Sackett and revising certain regulatory terms, such as “relatively permanent,” “tributary,” and “continuous surface connection”; a final rule is expected in early 2026, and litigation is highly likely following issuance of the final rule. As a result, substantial uncertainty exists with respect to future implementation of the September 2023 November 2025 proposed rule, the forthcoming 2026 final rule, and the scope of CWA jurisdiction generally. To the extent a stay of recent rules or the implementation of a revised rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits, including for dredge and fill activities in wetland areas. In addition, in an April 2020 decision defining the scope of the CWA that was issued days after the NWPR was published, the U.S. Supreme Court held that, in certain cases, discharges from a point source to a WOTUS through groundwater require a permit if the discharge is the “functional equivalent” of a direct discharge. The Court rejected the EPA and the Corps’ assertion that groundwater should be totally excluded from the CWA. In November 2023, the EPA issued draft guidance describing the functional equivalent analysis and the information that should be used to determine which discharges through groundwater may require a permit.
The process for obtaining permits also has the potential to delay our operations. For example, in April 2020, the U.S. District Court for the District of Montana vacated Nationwide Permit (“NWP”) 12, the general permit issued by the Corps for pipelines and utility projects. In May 2020, the court narrowed its ruling, vacating and enjoining the use of NWP 12 only as it relates to construction of new oil and gas pipelines. The Corps appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. In July 2020, the U.S. Supreme Court granted in part and denied in part the Corps’ application for stay of the order issued by the district court. The U.S. Supreme Court stayed the lower court order except as it applies to the Keystone XL pipeline. In January 2021, the Corps released the final version of a rule renewing twelve NWPs, including NWP 12. The new rule, which took effect in March 2021, split NWP 12 into three parts; NWP 12 will continue to be available to oil and gas pipelines. In March 2022, the Corps published a notice announcing that it is undertaking formal review of NWP 12 and sought public comments. However, in January 2025, President Trump issued an executive order instructing the Corps to use emergency authorities and NWPs to grant approvals for energy projects under Section 404 of the CWA. On June 18, 2025, the Corps published a proposal to reissue and modify 56 of its 57 NWPs and introduce a new NWP. NWP 12 would be reissued with only minor clarifying changes. The comment period for the proposed rule closed in July 2025. As a result, any future revisions to NWPs, including NWP 12, are uncertain at this time. Any further changes to NWP 12 could have an impact on our business. We cannot predict at this time how the new Corps rule will be implemented, because permits are issued by the local Corps district offices. If new oil and gas pipeline projects are unable to utilize NWP 12 or identify an alternate means of CWA compliance, such projects could be significantly delayed. Additionally, spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” are required by federal law in connection with on-site storage of significant quantities of oil. Compliance may require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak.
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
Air Emissions
The CAA and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations, through the issuance of permits and other requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion. In December 2020, the EPA announced its intention to leave the ozone NAAQS unchanged at 70 parts per billion. However, in August 2023, the EPA announced that it is reviewing the science underlying the 2020 Ozone NAAQS to determine whether to retain the current ozone NAAQS or implement more stringent standards. The state of Colorado’s Denver Metro and North Front Range (“DM/NFR”) air quality control region has been unable to attain the 2008 and 2015 NAAQS since their adoption, and its existing nonattainment status for the 2008 NAAQS was reclassified from “serious” to “severe” in 2022 due to violations at area monitors during the 2020 ozone season. The EPA will evaluate DM/NFR’s nonattainment status with the 2008 NAAQS in 2027, based on ozone pollution data from between 2024 and 2026. In July 2024, EPA approved Colorado’s voluntary request to update its nonattainment classification for the 2015 NAAQS. As a result, DM/NFR was reclassified from a “moderate” to a “serious” nonattainment area. Following voluntary reclassification, EPA will evaluate Colorado’s nonattainment status with the 2015 NAAQS in 2032. A “severe” classification triggers significant additional obligations under the CAA and state laws and will result in new and more stringent air quality control requirements applicable to our operations in Colorado and significant operating costs and delays in obtaining necessary permits for new and modified production facilities. In the event the EPA or state agencies implement more stringent standards in the future, we may be subject to more stringent permitting requirements, delays or prohibitions in obtaining such permits, or increased expenditures for pollution control equipment, the cost of which could be significant. Further, in June 2016, the EPA also finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. These rules could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements.
In addition, in November 2021, the EPA issued a proposed rule intended to reduce methane emissions from oil and gas sources. The proposed rule sought to impose emissions reduction standards on both new and existing sources in the oil and natural gas industry, expand the scope of CAA regulation by making regulations in Subpart OOOOa more stringent and creating a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA, and impose emissions reductions targets to meet the stated goals of the U.S. federal administration. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule sought to remove an emissions monitoring exemption for small wellhead-only sites and create a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters.” In December 2023, the EPA announced a final rule, later published on March 8, 2024, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. However, in March 2025, the EPA announced its intention to reconsider the March 8, 2024 rule, including Subparts OOOOb and OOOOc, with a final rule expected in or around July 2026. By interim final rule published July 31, 2025, and final rule published on December 3, 2025, EPA gave states, along with federal tribes that wish to regulate existing sources, until January 2027 to develop and submit their plans for reducing methane emissions from existing sources. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of natural gas projects and increase our costs of development, which costs could be significant. The December 2025 rule is subject to ongoing litigation but remains in effect. Additionally, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. Consequently, future implementation and enforcement of the final rule remains uncertain at this time.
In January 2025, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a final rule and submitted it to the Office of the Federal Register for publication requiring pipelines, underground natural gas storage facilities, and liquefied natural gas facilities to update leak detection and repair programs to require companies to use commercially available technologies to find and fix methane leaks from pipelines and other facilities. However, shortly before the rule could be published or become effective, President Trump published an executive order directing federal agencies to immediately withdraw all unpublished rules pending further review and approval. Proposed bill H.R. 4818, introduced in the House of Representatives in July 2025, would codify the January 2025 PHMSA rule, but the bill has not passed to date. Additionally, the Colorado Department of Public Health and Environment’s Air Quality Control Commission (“AQCC”) has adopted air quality regulations that impose stringent new requirements to control emissions from both existing and new or modified oil and gas facilities in Colorado, including emissions control, monitoring, recordkeeping, and reporting requirements, as well as a Leak Detection and Repair (“LDAR”) program for well production facilities and compressor stations. The LDAR program primarily targets hydrocarbon (i.e., methane) emissions from the oil and gas sector in Colorado.
Compliance with these and other air pollution control, air monitoring, gas capture, and permitting requirements has the potential to delay the development of crude oil and natural gas projects and increase our costs of development and production, which costs could be significant.
Climate Change
More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted and could cause us to incur material expenses to comply with such laws and regulations. These requirements could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of our operations. However, in September 2025, EPA proposed to permanently remove program obligations from the Greenhouse Gas Reporting Program for most source categories and suspend program obligations for some sources subject to subpart W (which applies to emission sources in certain segments of the petroleum and natural gas industry) until 2034. Under the proposed rule, facilities in the natural gas distribution segment of subpart W would no longer report to EPA after reporting year 2024.
Given the long-term trend toward increased regulation, future federal GHG regulations of the oil and gas industry remain a possibility. There are also a number of state and regional efforts to regulate emissions of methane from new and existing sources within the oil and natural gas source category. If implemented, compliance with these rules may require enhanced record-keeping practices, the purchase of new equipment, and increased frequency of maintenance and repair activities to address emissions leakage at certain well sites and compressor stations, and also may require hiring additional personnel to support these activities or the engagement of third-party contractors to assist with and verify compliance.
In December 2015, the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change (“COP”) in Paris, France, resulted in an agreement for signatory countries to nationally determine their contributions and set GHG emission reduction goals. However, in January 2025, President Trump issued executive orders directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The withdrawal became effective in January 2026. On January 7, 2026, President Trump announced the formal withdrawal of the United States from the United Nations Framework Convention on Climate Change in a presidential memorandum. However, many such initiatives at the international, state and local levels are expected to continue.
The Inflation Reduction Act amended the CAA to include a Methane Emissions and Waste Reduction Incentive Program, which required the EPA to impose a “Waste Emissions Charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. The emissions reported under the Greenhouse Gas Reporting Program would be the basis for any payments under the Methane Emissions Reduction Program. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. In March 2025, President Trump signed Congress’ Joint Resolution of Disapproval of the Waste Emissions Charge, and in May 2025, EPA issued a final rule to remove the Waste Emissions Charge regulations from the Code of Federal Regulations. Additionally, in July 2025, the One Big Beautiful Bill Act delayed the effective date of the Waste Emissions Charge until 2034. Also, in September 2025, EPA proposed to permanently remove program obligations from the Greenhouse Gas Reporting Program for most source categories and suspend program obligations for some sources subject to subpart W (which applies to emission sources in certain segments of the petroleum and natural gas industry) until 2034. Under the proposed rule, facilities in the natural gas distribution segment of subpart W would no longer report to EPA after reporting year 2024. Consequently, future implementation and enforcement of these rules remains uncertain at this time.
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
At the state level, several states have adopted or are considering legal requirements that require oil and natural gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells, in addition to more stringent well construction and monitoring requirements. Local governments may also adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. For example, Colorado Senate Bill 19-181 amended state law to give municipalities and counties greater local control over siting and permitting of oil and gas locations, and some municipalities within the state have implemented regulations within their jurisdictions. Any successful bans or moratoria where we operate, whether at the state or local level, could increase the costs of our operations, impact our profitability, and even prevent us from drilling in certain locations which could adversely impact our ability to develop our reserves. In addition, in light of concerns about seismic activity potentially being triggered by the injection of produced waters into underground wells, regulators in the states in which we operate have adopted additional requirements related to seismic safety for hydraulic fracturing activities or the underground injection of fluid wastes. For example, the regulations that the Colorado Energy & Carbon Management Commission (“ECMC”) adopted in November 2020 impose various requirements on the underground injection of fluid wastes to further seismic safety and protect the environment. In 2021, ECMC provided a guidance document outlining the seismic activity requirements for underground injection, with the baseline of identifying geologic hazards within a 1-mile radius using a geologic hazard map. If geologic hazards are identified, then the project will need to proceed with the preparation of a Geologic Hazard Plan. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
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

National Environmental Policy Act
Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of an environmental assessment and, if necessary, an environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action have the potential to significantly impact the environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, may increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases. In July 2020, the Council on Environmental Quality (“CEQ”) revised NEPA’s implementing regulations to make the NEPA process more efficient, effective and timely. The rule required federal agencies to develop procedures consistent with the new rule within one year of the rule’s effective date (which was extended to two years in June 2021). These regulations are subject to ongoing litigation in several federal district courts, and in October 2021, CEQ issued a notice of proposed rulemaking to amend the NEPA regulatory changes adopted in 2020 in two phases. Phase I of the CEQ’s rulemaking process was finalized in April 2022, and generally restored provisions that were in effect prior to 2020. In May 2024, the CEQ finalized the Phase II rule that accelerates NEPA reviews while maintaining consideration of relevant environmental, climate change and environmental justice effects of a proposed project. However, several states and environmental groups have filed challenges to the Phase II rule in federal district court. Further, the Infrastructure and Investment Jobs Act signed into law in November 2021, codified some of the July 2020 amendments in statutory text. These amendments must be implemented into each agency’s implementing regulations, and each of those individual rulemakings could be subject to legal challenge. Additionally, in June 2023, the Fiscal Responsibility Act of 2023 was signed into law, which includes important changes to NEPA to streamline the environmental review process. However, in January 2025, President Trump issued an executive order requiring CEQ to provide guidance on implementing NEPA and to propose rescinding and replacing CEQ’s NEPA regulations with implementing regulations at the agency level. The executive order also instructs federal agencies to adhere to only the relevant legislated requirements for environmental reviews and to prioritize efficiency and certainty over any other objectives in such reviews. In February 2025, CEQ sent an interim final rule to the White House Office of Management and Budget that would immediately withdraw the NEPA implementing regulations. In January 2026, CEQ formally repealed its NEPA implementing regulations on the basis of the Supreme Court’s decision in Seven County Infrastructure Coalition v. Eagle County, Colorado. In Seven County, the Supreme Court directed lower courts to give “substantial deference” to reasonable agency conclusions underlying its NEPA process. Accordingly, the January 2026 rule is meant to streamline NEPA review, and has left the July 2020, Phase I, and Phase 2 rules in place. The January 2026 rule may be subject to litigation. Also in January 2026, CEQ issued guidance for agencies undergoing NEPA review for emergency actions. Congress is also considering legislation designed to streamline NEPA through the Standardizing Permitting and Expediting Economic Development Act (“SPEED Act”). The SPEED Act aims to redefine what qualifies as a “major Federal action” and impose stricter deadlines for NEPA review. Although the SPEED Act has passed the House of Representatives, final passage and implementation remains uncertain. The potential impact of further changes to the NEPA regulations and statutory text therefore remains uncertain and could have an effect on our operations and our ability to obtain governmental permits.
Endangered Species Act and Migratory Bird Treaty Act
The ESA restricts activities that may affect endangered or threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). We may conduct operations on natural gas leases in areas where certain species that are or could be listed as threatened or endangered are known to exist. In February 2016, the U.S. Fish and Wildlife Service (“FWS”) published a final policy which alters how it may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for natural gas development. In January 2021, the Department of the Interior finalized a rule limiting the application of the MBTA. In October 2021, the Biden administration published two rules that reversed those changes, and in June and July 2022, the FWS issued final rules rescinding Trump-era regulations concerning the definition of “habitat” and critical habitat exclusions. In April 2024, the FWS finalized three rules governing critical habitat designation and expanding protection options for species listed as threatened pursuant to the ESA. In August 2024, environmental groups challenged the new ESA regulations in federal district court, which litigation remains ongoing. However, in April 2025, the FWS and National Marine Fisheries Service proposed to redefine “harm” to mean affirmative acts that are directed immediately and intentionally against a particular animal, excluding acts or omissions that indirectly cause injury. Additionally, in November 2025, the Trump Administration proposed several rules that would significantly alter ESA protections for plants and animals. One proposed rule would rescind a rule that automatically extends protections for endangered species to threatened species. Another proposed rule would change regulations for listing species as endangered or threatened as well as for designating critical habitats. Additionally, a third proposed rule would reinstate the framework for evaluating the benefits and cost of designating a critical habitat by considering factors like economic impact, impact on national security, and other relevant impacts. The U.S. Fish and Wildlife Service is expected to issue final rules in 2026. The designation of previously unprotected species as threatened or endangered or new critical or suitable habitat designations in areas where we conduct operations could result in limitations or prohibitions on our operations and could adversely impact our business, and it is possible the new rules could increase the portion of our lease areas that could be designated as critical habitat. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases. However, in January 2025, the Trump administration issued an executive order directing (i) agencies to use, to the maximum extent permissible, the ESA regulation on consultations in emergencies, to facilitate the domestic energy supply and (ii) the Endangered Species Act Committee to meet at least quarterly to ensure a prompt and efficient review of all submissions for potential actions that could facilitate energy development.
The MBTA makes it illegal to, among other things, hunt, capture, kill, possess, sell or purchase migratory birds, nests or eggs without a permit. This prohibition covers most bird species in the United States. The Department of the Interior issued a legal opinion in December 2017, followed by a final rule in January 2021, that narrowed certain protections afforded to migratory birds pursuant to the MBTA. The Department of the Interior revoked the rule in October 2021 and issued an advance notice of proposed rulemaking seeking comment to the Department of the Interior’s plan to develop regulations that authorize incidental take under certain prescribed conditions. However, the Department of the Interior has not yet issued proposed regulations. However, in April 2025, the U.S. Department of Interior issued a memo, M-37085, to repeal M-37065, which had previously declared that the Migratory Bird Treaty Act prohibited both the intentional and incidental “take” of migratory birds. The memo restored M-37050, clarifying that only the intentional “take” of migratory birds is prohibited. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our development activities that could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as a critical or suitable habitat, it could adversely impact the value of our leases. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.
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

As of December 31, 2025, Mach Resources had 840 total employees, all of which were full-time employees. From time to time, we utilize the services of independent contractors to perform various field and other services. Neither we nor Mach Resources are a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. In general, we believe that employee relations are satisfactory.
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
•the restrictive covenants in the New Credit Agreement and other agreements governing indebtedness that limit our ability to pay dividends or distributions in respect of our equity; and
•the level of our interest expenses, which will depend on the amount of our outstanding indebtedness and the applicable interest rate.
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
As a result of the limitations described in this Annual Report, we may be unable to drill many of our identified locations. In addition, although we plan to fund our drilling program entirely with cash flow from operations, if our cash flows are less than we expect or we alter our drilling plans, we may be required to borrow more under the New Credit Agreement than we expect or issue new debt or equity securities in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. See “— Our development projects and acquisitions require substantial capital expenditures. We may be unable to obtain any required capital or financing on satisfactory terms, which could lead to a decline in our production and reserves.” Any drilling activities we are able to conduct on these locations may not be successful, may not result in production or additions to our estimated proved reserves and could result in a downward revision of our estimated proved reserves, which in turn could have a material adverse effect on the borrowing base under the New Credit Agreement or our future business and results of operations. Additionally, if we curtail or cancel our drilling program, we may be required to reduce our estimated proved reserves, which could in turn reduce the borrowing base under the New Credit Agreement.
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
As of December 31, 2025, approximately 7% of our total estimated proved reserves were classified as PUDs using SEC Pricing. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Estimated future development costs relating to the development of our PUDs on December 31, 2025 were approximately $1.1 billion over the next five years. Our ability to fund these expenditures is subject to a number of risks. See “— Our development projects and acquisitions require substantial capital expenditures. We may be unable to obtain any required capital or financing on satisfactory terms, which could lead to a decline in our production and reserves.” Delays in the development of our PUDs, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the PV-10 value of our estimated PUDs and future net cash flows estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify some of our PUDs as unproved reserves. Furthermore, there is no certainty that we will be able to convert our undeveloped reserves to developed reserves or that our PUDs will be economically viable or technically feasible to produce.
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
Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than current estimates. For example, our estimated proved reserves as of December 31, 2025 were calculated under SEC rules using the unweighted arithmetic average first day of the month prices for the prior 12 months of $3.39/MMBtu for natural gas and $65.34/Bbl for oil at December 31, 2025, which, for certain periods during this period, were substantially different from the available spot prices. In addition, the 10% discount factor we use when calculating discounted future net cash flow for reporting requirements in compliance with Accounting Standards Codification 932, “Extractive Activities — Oil and Gas,” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.
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
We have entered into short-term and long-term, fixed-fee contracts with third parties for gathering, processing and transportation services, including some firm transportation contracts. Under these short-term and long-term, fixed-fee arrangements, our gathering and processing expenses are generally fixed on a per unit basis for the term of the applicable contract and do not automatically adjust in response to a decline in oil and natural gas prices. In the event of a prolonged period of lower commodity prices, our revenue will decline while the per unit fees we pay for natural gas gathering, treating and compression services generally will not, which would negatively impact our operating margins and cash flow. In addition, during periods of depressed oil and natural gas prices, the market prices for such services may be lower than what we are contractually obligated to pay to our current third-party midstream service providers. Furthermore, to the extent certain future taxes or assessments are imposed on certain midstream assets we utilize, under certain circumstances we may be required by our midstream services contracts to reimburse the midstream service provider for such taxes or assessments, which could negatively affect our operating margins and cash flow. Our third-party midstream service providers are under no obligation to renegotiate their contracts with us. Our failure to obtain these services on competitive terms could materially harm our business.

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
In addition, the New Credit Agreement imposes certain limitations on our ability to enter into mergers or combination transactions and to incur certain indebtedness, which could limit our ability to acquire assets and businesses.
Our development projects and acquisitions require substantial capital expenditures. We may be unable to obtain any required capital or financing on satisfactory terms, which could lead to a decline in our production and reserves.
The oil and gas industry is capital-intensive. A number of factors could cause our cash flow to be less than we expect, including the results of our drilling and completion program. Moreover, our capital budgets are based on a number of assumptions, including expected elections by working interest partners, drilling and completion costs, midstream service costs, oil and natural gas prices, and drilling results, and are therefore subject to change. If our cash flows are less than we expect, we decide to pursue acquisitions, or we change our capital budgets, we may be required to borrow more under credit facility than we expect or issue debt or equity securities to consummate such acquisitions or fund our drilling and completion program. The incurrence of additional indebtedness, either through borrowings under the New Credit Agreement, the issuance of additional debt securities or otherwise, would require that a portion of our cash flow from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flow from operations to fund capital expenditures, our development plan, acquisitions and cash distributions to unitholders. Additionally, the market demand for equity issued by master limited partnerships has been significantly lower in recent years than it has been historically, which may make it more challenging for us to finance our capital expenditures with the issuance of additional equity. The issuance of additional equity securities may be dilutive to our unitholders The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things: oil and natural gas prices; actual drilling results; the availability and cost of drilling rigs and labor and other services and equipment; the availability, cost and adequacy of midstream gathering, processing, compression and transportation infrastructure; and regulatory, technological and competitive developments.
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
•our ability to borrow under the New Credit Agreement; and
•our ability to access the debt and equity capital markets or sell non-core assets.
If our revenues or the borrowing bases under the New Credit Agreement decrease as a result of lower commodity prices, operational difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to make acquisitions or sustain our operations at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. If cash flow generated by our operations or available borrowings under the New Credit Agreement are insufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of the development of our properties, which in turn could lead to a decline in our reserves and production and could materially and adversely affect our business, financial condition and results of operations.
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
Changes in the global trade environment, including the imposition of tariffs, could adversely affect our business.
Escalating trade tensions, particularly between the U.S. and Canada, Mexico, China and other countries, may lead to the imposition of tariffs and trade restrictions. We may be materially adversely impacted by tariffs if we are not able to adapt our supply chain strategy. We may also face unanticipated costs in developing our domestic supply chain and increased competition for materials and components in the United States, which also would impact our business and results of operations. The imposition of tariffs may also create uncertainty in our industry. Increases in costs to drill and develop reserves as a result of tariffs coupled with lower commodity prices from increased domestic production could make producing such reserves no longer economically viable or technically feasible. Additionally, existing or future tariffs may negatively affect our customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility and price fluctuations. Tariffs, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, and our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. There is uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs and we cannot predict whether, and to what extent, U.S. trade policies will change in the future.
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
For the year ended December 31, 2025, two purchasers each accounted for more than 10% of our revenue: Phillips 66 Company (23.3%) and NextEra Energy Marketing, LLC (20.6%). We do not have long-term contracts with our customers; rather, we sell the substantial majority of our production contracts with terms of 12 months or less, including on a month-to-month basis, to a relatively small number of customers. The loss of any one of these purchasers, the inability or failure of our significant purchasers to meet their obligations to us or their insolvency or liquidation could materially adversely affect our financial condition, results of operations and ability to make distributions to our unitholders. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have ready access to suitable markets for our future production. See “Business and Properties — Marketing and Customers” included in Items 1 and 2 of Part I of this Annual Report.
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
As of December 31, 2025, we had $1.15 billion outstanding under our New Credit Agreement. In the future, we and our subsidiaries may incur substantial additional indebtedness. The New Credit Agreement contains restrictions on the incurrence of additional indebtedness, and these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. Additionally, the New Credit Agreement permits us to incur certain amounts of additional indebtedness.
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
•putting us at a competitive disadvantage relative to our competitors; and
•limiting our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities, due to covenants contained in our New Credit Agreement, including financial covenants.
Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.
The New Credit Agreement contains a number of significant covenants, including restrictive covenants that, subject to certain qualifications, limit our ability to, among other things:
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
In addition, the New Credit Agreement requires us to maintain compliance with certain financial covenants.
The restrictions in the New Credit Agreement also impact our ability to obtain capital to withstand a downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our debt arrangements may impose on us.
A breach of any covenant in the New Credit Agreement will result in a default under our New Credit Agreement and an event of default if there is no grace period or if such default is not cured during any applicable grace period. An event of default, if not waived, could result in acceleration of the indebtedness outstanding under the applicable agreement and in an event of default with respect to, and an acceleration of, the indebtedness outstanding under any other debt agreements to which we are a party. Any such accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

Any significant reduction in our borrowing base under the New Credit Agreement as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.
The New Credit Agreement limits the amounts we can borrow up to certain borrowing base amounts, which the administrative agent in good faith and in accordance with its usual and customary procedures for evaluating oil and gas loans and related assets at that particular time and otherwise acting in its sole discretion, will determine and which will be approved by the required lenders or all lenders, as applicable in the case of an increase in the borrowing base, on a semi-annual basis based upon projected revenues from our natural gas properties, our commodity derivative contracts securing our loan and certain other information (including, without limitation, the status of title information with respect to the oil and natural gas properties and the existence of any other indebtedness, liabilities, fixed charges, cash flow, business, properties, prospects, management and ownership, hedged and unhedged exposure to price, price and production scenarios, interest rate and operating cost changes). In addition to the scheduled redeterminations, the Company and the required lenders may request unscheduled interim redeterminations of the borrowing base not more than once between scheduled redeterminations. Any increase in the borrowing base will require the consent of all lenders (other than defaulting lenders). If the requisite number of required lenders or all lenders, as applicable in the case of an increase in the borrowing base, do not agree to a proposed borrowing base, then the borrowing base will be the highest borrowing base acceptable to such lenders. We will be required to repay outstanding borrowings in excess of the borrowing base. The borrowing base may also automatically decrease upon the occurrence of certain events.
In the future, we may not be able to access adequate funding under the New Credit Agreement as a result of a decrease in our borrowing base due to the issuance of new indebtedness, the outcome of a borrowing base redetermination, or an unwillingness or inability on the part of lending counterparties to meet their funding obligations and the inability of other lenders to provide additional funding to cover a defaulting lender’s portion. Furthermore, our borrowing base may be reduced if we sell assets in the future. Declines in commodity prices could result in a determination to lower the borrowing base and, in such a case, we could be required to repay any indebtedness in excess of the redetermined borrowing base. As a result, we may be unable to implement our drilling and development plan, make acquisitions, make distributions to our unitholders or otherwise carry out business plans, which would have a material adverse effect on our financial condition and results of operations.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the New Credit Agreement bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our business, financial condition and results of operations and cash available for distribution remain unchanged.
The credit risk of financial institutions could adversely affect us.
We have entered into transactions with counterparties in the financial services industry, including commercial banks, investment banks, insurance companies and other institutions. These transactions expose us to credit risk in the event of default of our counterparty. Deterioration in the credit markets may impact the credit ratings of our current and potential counterparties and affect their ability to fulfill their existing obligations to us and their willingness to enter into future transactions with us. We have exposure to financial institutions in the form of derivative transactions in connection with our hedges and insurance companies in the form of claims under our policies and deposit accounts held at regional banks. In addition, if any lender under the New Credit Agreement is unable to fund its commitment, our liquidity will be reduced by an amount up to the aggregate amount of such lender’s commitment under the credit agreement.

Our ability to obtain financing on terms acceptable to us may be limited in the future by, among other things, increases in interest rates.
We require continued access to capital and our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. We may use the New Credit Agreement to finance a portion of our future growth, and these factors could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. Volatility in the global financial markets, significant losses in financial institutions’ U.S. energy loan portfolios, or environmental and social concerns may lead to a contraction in credit availability impacting our ability to finance our operations or our ability to refinance the New Credit Agreement or other outstanding indebtedness. An increase in interest rates could increase our interest expense and materially adversely affect our financial condition. A significant reduction in cash flow from operations or the availability of credit could materially and adversely affect our ability to carry out our development plan, our cash available for distribution and operating results.
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
Concerns over global economic conditions, energy costs, supply chain disruptions, the potential for significant new tariffs, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, the availability and cost of credit and the United States financial market and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. Between 2022 and 2024, the Federal Reserve raised the target range for the federal funds rate in an effort to curb inflation. As of December 31, 2025, the Federal Reserve’s target range for the federal funds rate was 3.50% to 3.75% in light of the progress on inflation. In December 2025, inflation was 2.7%. We continue to undertake actions and implement plans to strengthen our supply chain to address these pressures and protect the requisite access to commodities and services.
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
Increased attention from governmental and regulatory bodies, investors, consumers, industry and other stakeholders on combating climate change, together with changes in consumer and industrial/commercial behavior, societal pressure on companies to address climate change, investor and societal expectations regarding voluntary climate-related disclosures, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in the enactment of climate change-related regulations, policies and initiatives at the government, regulator, corporate and/or investor community levels, including alternative energy requirements, new fuel consumption standards, energy conservation, enhanced disclosure obligations and emissions reductions measures and responsible energy development; technological advances with respect to the generation, transmission, storage and consumption of energy (including advances in wind, solar and hydrogen power, as well as battery technology); increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies) as well as more efficient products and services. These developments may in the future adversely affect the demand for products manufactured with, or powered by, petroleum products, as well as the demand for, and in turn the prices of, oil and natural gas products. Such developments may also adversely impact, among other things, our stock price and access to capital markets, and the availability to us of necessary third-party services and facilities that we rely on, which may increase our operational costs and adversely affect our ability to successfully carry out our business strategy. Climate change-related developments may also impact the market prices of or our access to raw materials such as energy and water and therefore result in increased costs to our business.
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
The long-term trend of more expansive and stringent environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. For example, in January 2021, the Biden administration directed the U.S. Department of the Interior (“DOI”) to temporarily pause new oil and gas leases on federal lands and waters pending completion of a comprehensive review of the federal government’s existing oil and gas leasing and permitting program. In June 2021, a federal district court enjoined the DOI from implementing the pause and leasing resumed subject to certain limitations. In August 2022, the U.S. Court of Appeals vacated and remanded the federal district court’s decision to block the pause on new oil and gas leasing, and the federal district court shortly thereafter enjoined the DOI from implementing the pause in the thirteen states that had challenged the pause, including Oklahoma and Texas. Litigation over leasing remains ongoing. However, in January 2025, President Trump issued executive orders (i) reversing the Biden administration’s leasing pause and executive orders withdrawing certain lands and waters from federal oil and gas leasing and (ii) directing all federal agencies to facilitate the leasing, siting, and generation of domestic energy resources, including on federal lands and waters. In addition, in November 2021, the EPA issued a proposed rule intended to reduce methane emissions from oil and gas sources. The proposed rule sought to impose emissions reduction standards on both new and existing sources in the oil and natural gas industry, expand the scope of Clean Air Act (“CAA”) regulation by making regulations in Subpart OOOOa more stringent and creating a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA. In addition, the proposed rule sought to establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule sought to remove an emissions monitoring exemption for small wellhead-only sites and create a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters,” triggering certain investigation and repair requirements. In December 2023, the EPA announced a final rule, later published on March 8, 2024, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Accordingly, in March 2025, EPA announced its intention to reconsider the Marh 8, 2024 ule, including Suparts OOOOb and OOOOc. By interim final rule published on July 3, 2025, and final rule published on December 3, 2025, EPA provided extensions for most compliance deadlines for equipment, leaks, and state plans under OOOOb and OOOOc to January 22, 2027. A final EPA rule reconsidering requirements promulgated under OOOOb and OOOOc is expected in or around July 2026. Consequently, future implementation and enforcement of the final rule remains uncertain at this time. Further, in August 2022, the Inflation Reduction Act of 2022 was signed into law, which incentivized the reduction of methane emissions by imposing a fee on methane produced by petroleum and natural gas facilities in excess of a specified threshold, among other initiatives. The Inflation Reduction Act amended the CAA to include a Methane Emissions and Waste Reduction Incentive Program, which required the EPA to impose a “Waste Emissions Charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions Reduction Program. Also in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the process to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. In March 2025, President Trump signed Congress’ Joint Resolution of Disapproval of the Waste Emissions Charge, and in May 2025, EPA issued a final rule to remove the Waste Emissions Charge regulations from the Code of Federal Regulations. Additionally, the One Big Beautiful Bill Act of 2025 delayed the effective date of the WEC until 2034. EPA, in September 2025, also proposed to permanently remove program obligations from the Greenhouse Gas Reporting Program for most source categories and suspend program obligations for some sources subject to subpart W (which applies to emission sources in certain segments of the petroleum and natural gas industry) until 2034. Consequently, future implementation and enforcement of these rules remains uncertain at this time. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly well drilling, construction, completion or water management activities or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry as well as our own results of operations, competitive position or financial condition. While the Supreme Court’s decision in Loper Bright Enterprises v. Raimondo (“Loper”) to overrule Chevron U.S.A. Inc. v. Natural Resources Defense Council, Inc. (“Chevron”) and end the concept of general deference to regulatory agency interpretations of laws introduces new complexity for federal agencies and administration of climate change policy and regulatory programs, many of these initiatives are expected to continue. Consequently, legislation and regulatory programs to address climate change or reduce emissions of GHGs could have a material adverse effect on our business, financial condition or results of operations.
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
More stringent laws and regulations relating to climate change and GHGs may be adopted and could cause us to incur material expenses to comply with such laws and regulations. In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment and in the absence of comprehensive federal legislation on GHG emission control, the EPA has adopted regulations pursuant to the CAA to monitor, report, and/or reduce GHG emissions from various sources. The 2007 case Massachusetts v. EPA held that GHGs are air pollutants covered by the Clean Air Act, and that EPA must determine whether certain GHG emissions may reasonably be anticipated to endanger public health or welfare. In December 2009, EPA issued a final rule stating that current and projected concentrations of carbon dioxide, methane and other GHGs endanger public health and welfare (“2009 Endangerment Finding”). The 2009 Endangerment Finding served as legal support for subsequent EPA Clean Air Act rulemakings that have significantly affected industry operational costs, including New Source Performance Standards and Existing Source Guidelines rules requiring technology investments to detect and reduce methane leaks and emissions from new and existing oil and gas infrastructure. In the 2022 Supreme Court case West Virginia v. EPA, the Court held that EPA lacked clear statutory authority under the Clean Air Act, absent specific and explicit authorization from Congress, to implement an EPA rulemaking that mandated a shift for electricity production from higher greenhouse gas emissions sources to lower emissions sources. In the 2024 Supreme Court case Loper Bright Enterprises v. Raimondo, the Court held that courts must independently determine the best reading of a statute, rather than deferring to agency interpretations of ambiguous statutory language. On February 12, 2026, EPA issued a pre-publication copy of a final rule, submitted for publication in the Federal Register, rescinding the 2009 Endangerment Finding on the basis that the 2009 Endangerment Finding exceeded EPA authority, was not supported by specific and explicit authorization from Congress, and did not meet the best reading of the underlying Clean Air Act provision under the West Virginia and Loper Bright holdings. Litigation following the February 2026 final rule publication is expected, and on February 18, 2026, a coalition of environmental and public health groups filed a petition for review with the U.S. Court of Appeals for the D.C. Circuit. The potential impact of the February 2026 final rule, potential subsequent revisions to existing emission standards, and the outcome of related litigation, including private nuisance litigation, remain uncertain and could affect our operations. We cannot predict the scope of any future methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility. We cannot predict the scope of any future methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility.
In addition, Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions, such as by means of cap and trade programs. Cap and trade programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In December 2015, the Paris Agreement (an international agreement from the 21st Conference of the Parties (“COP”) to the United Nations Framework Convention on Climate Change in Paris, France) resulted in an agreement for signatory countries to nationally determine their contributions and set GHG emission reduction goals. In January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The withdrawal became effective in January 2026. In January 2026, President Trump announced the United States will also withdraw from the UN Framework Convention on Climate

Change. At the same time, various state and local governments have committed to furthering the goals of the Paris Agreement.
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
Companies across all industries continue to face increased scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies, related to their ESG and sustainability practices. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, financial condition and/or stock price could be materially and adversely affected. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
Further, our operations, projects and growth opportunities require us to have strong relationships with various key stakeholders, including our shareholders, employees, suppliers, customers, local communities and others. We may face pressure from stakeholders, many of whom are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability while at the same time remaining a successfully operating company. At the same time, others may disagree with certain ESG initiatives and recent political developments could subject ESG initiatives and the Company to increased risk of criticism or litigation risks from certain “anti-ESG” parties. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder confidence and thereby affect our brand and reputation. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms and difficulty securing investors and access to capital.
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
In addition, the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities. The EPA also finalized rules under the CWA in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing and certain other natural gas operations to publicly owned wastewater treatment plants. Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that certain activities associated with hydraulic fracturing may impact drinking water resources under some circumstances. To date, the EPA has taken no further action in response to the 2016 report. In March 2016, the U.S. Occupational Safety and Health Administration issued a final rule to impose stricter standards for worker exposure to silica, which went into effect in June 2018 and applies to use of sand as a proppant for hydraulic fracturing. The U.S. Department of the Interior’s Bureau of Land Management (“BLM”) finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. Following years of litigation, the BLM rescinded this rule in December 2017. However, California and various environmental groups filed lawsuits in January 2018 challenging the BLM’s rescission of the rule and, in March 2020, the U.S. District Court for the Northern District of California upheld the BLM’s decision to rescind the rule. However, there is ongoing litigation regarding the BLM rules, and future implementation of these rules is uncertain at this time. In April 2024, the BLM finalized a rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on Federal and Indian leases. The final rule took effect in June 2024. However, in May 2024, the states of North Dakota, Texas, Montana, Wyoming, and Utah challenged the rule. In September 2024, the U.S. District Court for the District of North Dakota granted a motion prohibiting the BLM from enforcing the rule against those states pending the outcome of the litigation. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. The BLM has given notice that it is in the process of considering revisions to the final rule and has delayed enforcement of two provisions included in the April 2024 rule until December 10, 2026. The relevant provisions subject to delayed enforcement imposed measurement device and sampling requirements for flares flowing between 1,050 and 6,000 mcf/month and required operators to submit Leak Detection and Repair plans to the state BLM office; however, the obligation to repair leaks required under the regulations remains in effect. The state litigation against the April 2024 rule has been temporarily suspended pending the BLM’s reconsideration of the April 2024 rule. Accordingly, future implementation and enforcement of this rule is uncertain at this time. New laws or regulations that impose new obligations on, or significantly restrict hydraulic fracturing, could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our determination of whether a well is commercially viable and increase our cost of doing business. Such increased costs and any delays or curtailments in our production activities could have a material adverse effect on our business, prospects, financial condition, results of operations and liquidity.
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
Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife and/or habitats. The Endangered Species Act (“ESA”) and (in some cases) comparable state laws were established to protect endangered and threatened species. The FWS may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in material restrictions to land use and may materially delay or prohibit land access for natural gas development. In January 2021, the Department of the Interior finalized a rule limiting the application of the MBTA. In October 2021, the Biden administration published two rules that reversed those changes, and in June and July 2022, the FWS issued final rules rescinding prior Trump Administration regulations concerning the definition of “habitat” and critical habitat exclusions. In April 2024, the FWS finalized three rules governing critical habitat designation and expanding protection options for species listed as threatened pursuant to the ESA. In August 2024, environmental groups challenged the new ESA regulations in federal district court, which litigation remains ongoing. However, in January 2025, the Trump administration issued an executive order directing (i) agencies to use, to the maximum extent permissible, the ESA regulation on consultations in emergencies, to facilitate the domestic energy supply and (ii) the Endangered Species Act Committee to meet at least quarterly to ensure a prompt and efficient review of all submissions for potential actions that could facilitate energy development. Additionally, in April 2025, the FWS and National Marine Fisheries Service proposed to redefine “harm” to mean affirmative acts that are directed immediately and intentionally against a particular animal, excluding acts or omissions that indirectly cause injury. Additionally, in

November 2025, the Trump Administration proposed several rules that would significantly alter ESA protections for plants and animals. One proposed rule would rescind a rule that automatically extends protections for endangered species to threatened species. Another proposed rule would change regulations for listing species as endangered or threatened as well as for designating critical habitats. Additionally, a third proposed rule would reinstate the framework for evaluating the benefits and cost of designating a critical habitat by considering factors like economic impact, impact on national security, and other relevant impacts. The U.S. Fish and Wildlife Service is expected to issue final rules in 2026. The designation of previously unprotected species as threatened or endangered or new critical or suitable habitat designations in areas where we conduct operations could result in limitations or prohibitions on our operations and could adversely impact our business, and it is possible the new rules could increase the portion of our lease areas that could be designated as critical habitat. Similar protections are offered to migratory birds under the MBTA, which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the United States. However, in April 2025, the U.S. Department of Interior issued a memo, M-37085, to repeal M-37065, which had previously declared that the Migratory Bird Treaty Act prohibited both the intentional and incidental “take” of migratory birds. The memo restored M-37050, clarifying that only the intentional “take” of migratory birds is prohibited. Permanent restrictions imposed to protect threatened or endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where we operate as threatened or endangered or further changes to regulations could cause us to incur increased costs arising from species protection measures or could result in limitations on our activities that could have a material and adverse impact on our ability to develop and produce our reserves. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.
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
Our general partner has control over all decisions related to our operations. The Sponsor and Tom L. Ward through his ownership of Mach Resources own all of the membership interests in our general partner which are in the same proportion to each other as their limited partner interest ownership in us. The Sponsor and Tom L. Ward through his ownership of Mach Resources also own approximately 74,850,632 and 13,858,781, respectively, of our outstanding common units as of March 5, 2026. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, the executive officers and directors of our general partner also have a duty to manage our general partner at the direction of the Sponsor and Tom L. Ward through his ownership of Mach Resources. As a result of these relationships, conflicts of interest may arise in the future between the Sponsor, Tom L. Ward in his capacity as a member of our general partner through his ownership of Mach Resources and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand; provided, however, that under our code of business conduct, any such member of our management, so long as they are an executive officer, is required to avoid personal conflicts of interest and not compete against us, in each case unless approved by the Board. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of us and our common unitholders. These conflicts include, among others, the following:
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
Our partnership agreement provides that we distribute each quarter all of our available cash, which we define as cash on hand at the end of each quarter, less reserves established by our general partner. As a result, we expect to rely primarily upon our cash reserves and external financing sources, including the issuance of additional common units and other partnership securities and borrowings under our New Credit Agreement, to fund future acquisitions and finance our growth. To the extent we are unable to finance growth with our cash reserves and external sources of capital, the requirement in our partnership agreement to distribute all of our available cash may impair our ability to grow.
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
In addition, because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are and will be no limitations in our partnership agreement or the New Credit Agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our business strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.
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
Our general partner has control over all decisions related to our operations. Since affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources) collectively own and control the voting of an aggregate of approximately 52.7% of our outstanding common units as of March 5, 2026, the other unitholders do not have an ability to influence any operating decisions and are not able to prevent us from entering into any transactions. However, our partnership agreement can generally be amended with the consent of our general partner and the approval of the holders of a majority of our outstanding common units (including common units held by affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources)). Assuming we do not issue any additional common units and affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources) do not transfer any of their common units, affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources) will generally have the ability to control any amendment to our partnership agreement, including our policy to distribute all of our cash available for distribution to our unitholders. Furthermore, the goals and objectives of the affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources) that hold our common units relating to us may not be consistent with those of a majority of the other unitholders. Please read “— Our general partner and its affiliates own a controlling interest in us and have conflicts of interest with, and owe limited duties to, us, which may permit them to favor their own interests to the detriment of us and our unitholders.”
Even if our unitholders are dissatisfied, they cannot remove our general partner without its consent.
The public unitholders are unable initially to remove our general partner without its consent because affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources) own sufficient units to prevent the removal of our general partner. Our general partner may not be removed except by vote of the holders of at least 66⅔% of all outstanding units voting together as a single class is required to remove our general partner. As of March 5, 2026, affiliates of our general partner (including the Sponsor and Tom L. Ward through his ownership of Mach Resources) own approximately 52.7% of our outstanding common units, which enable those holders, collectively, to prevent the removal of our general partner.

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
As of March 5, 2026, the Sponsor owns 74,850,632 common units, or approximately 44.5% of our limited partner interests, and management owns 14,405,597 common units, or approximately 8.6% of our limited partner interests. Under our partnership agreement, we have agreed to register for resale under the Securities Act and applicable state securities laws any common units or other partnership interests proposed to be sold by our general partner or any of its affiliates, which includes the Sponsor and Tom L. Ward through his ownership of Mach Resources. The sale of these units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 95% of the then outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercises its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act.
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
We and our general partner have entered into a MSA with Mach Resources pursuant to which Mach Resources will manage and perform all aspects of our oil and gas and midstream operations and other general and administrative functions in exchange for reimbursement of certain expenses. On a monthly basis, we will reimburse our general partner and its affiliates for certain expenses they incur and payments they make on our behalf pursuant to the MSA. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us. The reimbursement of expenses to our general partner and its affiliates will reduce the amount of cash available for distribution to our unitholders. For the year ended December 31, 2025, we paid $135.7 million to Mach Resources, which consisted of $7.4 million for a management fee and $128.3 million for reimbursements of its costs and expenses under the management services agreements among Mach Resources, the Company and the Mach Companies.
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
At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, capital, and other forms of business taxes, as well as subjecting nonresident partners to taxation through the imposition of withholding obligations and composite, combined, group, block, or similar filing obligations on nonresident partners receiving a distributive share of state “sourced” income. We currently own property or do business in Oklahoma, Kansas, Texas, New Mexico and Colorado among other states. Imposition on us of any of these taxes in jurisdictions in which we own assets or conduct business or an increase in the existing tax rates could result in a reduction in the anticipated cash-flow and after-tax return to our unitholders, which would cause a reduction in the value of our common units.
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
In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes imposed by the various jurisdictions in which we do business or own property now or in the future, even if the unitholder does not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property or conduct business in Oklahoma, Kansas, Texas, New Mexico and Colorado. Oklahoma, Kansas, New Mexico and Colorado each impose a personal income tax. Texas does not currently impose a personal income tax on individuals, but it does impose an entity level tax (to which we will be subject) on corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal or entity-level income tax. It is the responsibility of each unitholder to file its own U.S. federal, state and local tax returns, as applicable.

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
Our cybersecurity practices include:
- Data Monitoring and Loss Prevention: We continuously scan and monitor our systems to detect and prevent data breaches, in an effort to ensure sensitive information remains secure.
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
The Company is not aware of any environmental claims existing as of December 31, 2025. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common units are listed and traded on the NYSE under the ticker symbol “MNR.” As of March 5, 2026, there were 168,218,770 common units outstanding held by 8 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record.
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
Unregistered Sale of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [ Reserved ]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. The following discussion and analysis should be read in conjunction with the historical audited consolidated financial statements and related notes included in Item 8 of Part II of this Annual Report and also with “Risk Factors” included in Item 1A of Part I of this Annual Report. We have applied provisions of the SEC’s FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations between the years ended December 31, 2025 and 2024.
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
Overview
We are an independent upstream oil and gas company focused on the acquisition, development and production of oil, natural gas and NGL reserves in the Anadarko Basin region of Western Oklahoma, Southern Kansas and the panhandle of Texas; the San Juan Basin region of New Mexico and Colorado; and the Permian Basin region of West Texas, and we operate approximately 12,000 PDP wells.
Within our operating areas, our assets are prospective for multiple formations, most notably the Oswego, Woodford and Mississippian, Mancos and Fruitland formations. Our experience across these formations allows us to generate significant cash available for distribution from these low declining assets in a variety of commodity price environments. We also own an extensive portfolio of complementary midstream assets that are integrated with our upstream operations. These assets include gathering systems, processing plants and water infrastructure. Our midstream assets enhance the value of our properties by allowing us to optimize pricing, increase flow assurance and eliminate third-party costs and inefficiencies. In addition, our owned midstream systems generate third-party revenue.
Market Outlook
Our financial results depend on many factors, particularly commodity prices and our ability to find, develop and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand. The oil and natural gas industry is cyclical and commodity prices are highly volatile and we expect continued and increased pricing volatility in the crude oil and natural gas markets. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. Between January 1, 2024 and December 31, 2025, NYMEX WTI prices for crude oil ranged from $55.27 to $86.91 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $1.58 to $5.29 per MMbtu. The war in Ukraine and conflict in the Middle East and South America, uncertainty regarding interest rates, global supply chain disruptions, tariff volatility, OPEC+’s decision to increase production in May and July 2025, concerns about a potential economic downturn or recession, and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2026.
Between 2022 and 2024, the Federal Reserve raised the target range for the federal funds rate in an effort to curb inflation. In September 2025, October 2025 and December 2025 the Federal Reserve lowered the target range for the federal funds rate to its current range of 3.50% to 3.75% in light of the reduced inflation. In December 2025, inflation, as measured by the consumer price index, was 2.7%. We cannot predict the future inflation rate but to the extent we experience high inflation, we may see cost increases in our operations, including costs for drill rigs, workover rigs, tubulars and other well equipment, as well as increased labor costs. We continue to evaluate actions to mitigate supply chain and inflationary pressures and work closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies which are critical to many of our operations. However, these mitigation efforts may not succeed or may be insufficient. Further, if we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.
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
Acquisitions
We have completed six acquisitions in the last two years, most notably the IKAV and Sabinal Acquisitions (as defined in Note 3) that closed in September 2025. These acquisitions are reflected in our results of operations as of and after the date of completion for each such acquisition. As a result, periods prior to each such acquisition will not contain the results of such acquired assets which will affect the comparability of our results of operations for certain historical periods. We may continue to grow our operations through acquisitions when economical, including by funding such acquisitions under our New Credit Agreement.

Results of Operations
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Year Ended December 31,		Change
($ in thousands)	2025	2024	Amount	Percent
Revenues:
Oil	$491,837	$555,692	$(63,855)	(11%)
Natural gas	373,134	195,472	177,662	91%
Natural gas liquids	172,679	185,621	(12,942)	(7%)
Total oil, natural gas, and NGL sales	1,037,650	936,785	100,865	11%
Gain (loss) on oil and natural gas derivatives, net	81,289	(18,854)	100,143	NM(1)
Midstream revenue	27,561	24,341	3,220	13%
Product sales	28,890	27,356	1,534	6%
Total revenues	$1,175,390	$969,628	$205,762	21%
Average Sales Price:
Oil ($/Bbl)	$63.72	$75.27	$(11.55)	(15%)
Natural gas ($/Mcf)	$2.76	$1.93	$0.83	43%
NGL ($/Bbl)	$23.00	$24.79	$(1.79)	(7%)
Total ($/Boe) – before effects of realized derivatives	$27.46	$29.52	$(2.06)	(7%)
Total ($/Boe) – after effects of realized derivatives	$28.76	$30.07	$(1.31)	(4%)
Net Production Volumes:
Oil (MBbl)	7,719	7,382	337	5%
Natural gas (MMcf)	135,026	101,147	33,879	33%
NGL (MBbl)	7,507	7,489	18	0%
Total (MBoe)	37,731	31,729	6,002	19%
Average daily total volumes (MBoe/d)	103.37	86.69	16.68	19%
(1)Not Meaningful
Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales increased $100.9 million, or 11%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily related to a 19% production increase, which resulted in increased oil, natural gas and NGL sales of $115.5 million. These increases were slightly offset with an overall decrease in the average selling price of our products, which resulted in a decrease in oil, natural gas, and NGL sales of $14.6 million.

Oil, natural gas and NGL production

Production increased 6,002 MBoe, or 19%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily a result of acquisitions that closed during 2025 which added approximately 8,271 MBoe, offset by natural declines on existing wells.
Oil and natural gas derivatives

For the year ended December 31, 2025, we had realized gains on derivative instruments of $49.2 million and unrealized gains of $32.1 million for total gains of $81.3 million. For the year ended December 31, 2024, we had realized gains on derivative instruments of $17.5 million and unrealized losses of $36.3 million for total losses of $18.9 million. The increase in realized gains is primarily from the overall decrease in oil prices throughout 2025, as well as $13.8 million in early settlements from unwinding a portion of our natural gas derivatives in 2025.
Midstream revenue

Midstream revenue increased $3.2 million, or 13%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to the acquisition of additional midstream facilities in the IKAV Acquisition in September 2025.
Product sales

Product sales increased $1.5 million, or 6%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily a result of the increase in the average selling price of natural gas. These increases corresponded with the increase in our cost of product sales noted below.

Operating Expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Year Ended December 31,		Change
($ in thousands)	2025	2024	Amount	Percent
Operating Expenses:
Gathering and processing expense	$138,836	$106,152	$32,684	31%
Lease operating expense	263,793	180,513	83,280	46%
Production taxes	48,761	45,674	3,087	7%
Midstream operating expense	13,319	10,466	2,853	27%
Cost of product sales	25,901	24,026	1,875	8%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	280,459	261,949	18,510	7%
Depreciation and amortization expense – other	12,305	9,018	3,287	36%
General and administrative	56,636	40,838	15,798	39%
Impairment of oil and gas properties	90,430	—	90,430	100%
Total operating expenses	$930,440	$678,636	$251,804	37%
Operating Expenses ($/Boe)
Gathering and processing expense	$3.68	$3.35	$0.33	10%
Lease operating expense	$6.99	$5.69	$1.30	23%
Production taxes (% of oil, natural gas and NGL sales)	4.7%	4.9%	(0.2%)	(4%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$7.43	$8.26	$(0.83)	(10%)
Depreciation and amortization expense – other	$0.33	$0.28	$0.05	18%
General and administrative	$1.50	$1.29	$0.21	16%
Gathering and processing expense

Gathering and processing expense increased by $32.7 million, or 31%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily as a result of higher fuel costs due to higher natural gas prices, the IKAV Acquisition which added $13.9 million of expenses, and changes in certain purchaser contracts in the second quarter of 2025, which resulted in certain post-production costs that were previously presented as a reduction to gas revenue are now presented as gathering and processing expense.
Lease operating expense

Lease operating expense increased $83.3 million, or 46%,for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily as a result of acquisitions in the fourth quarter of 2024 and throughout 2025, which increased lease operating expenses by $76.1 million. Lease operating expenses per Boe increased by $1.30, primarily as a result of the oil-heavy production from the Sabinal Acquisition that added to our overall cost profile.
Production taxes

Production taxes increased $3.1 million, or 7%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily a result of increased production which resulted in additional production taxes of $3.5 million, partially offset with a decrease in pricing. Production taxes as a percentage of oil, natural gas and NGL sales were consistent from year to year.
Midstream operating expense

Midstream operating expense increased $2.9 million, or 27%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in midstream operating expense is primarily related to increases from acquisitions of $1.2 million, increases of produced water operating expense of $1.1 million, and increases to gathering operating expense of $1.3 million. These increases were offset with a decrease to plant operating expense of $0.7 million, driven by lower ad valorem taxes in 2025.
Cost of product sales

Cost of product sales increased $1.9 million, or 8%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily a result of the increase in the average selling price of natural gas. These increases were consistent with the increase in product sales noted above.
Depreciation, depletion, amortization and accretion expense

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties increased by $18.5 million, or 7%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase is primarily a result of acquisitions that closed during 2025.
General and administrative costs

General and administrative costs increased $15.8 million, or 39%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in general and administrative costs was primarily acquisition transaction expenses of $17.8 million included in general and administrative expense for the year ended December 31, 2025.
Impairment of oil and gas properties
Impairment of oil and gas properties increased $90.4 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, as a result of the full cost ceiling test during the third quarter of 2025.
Liquidity and Capital Resources
Our primary sources of liquidity and capital are cash flows generated by operating activities, borrowings under the New Credit Agreement, and proceeds from the issuance of equity and debt. At December 31, 2025, outstanding borrowings under the New Credit Agreement were $1.15 billion with $5.0 million in letters of credit outstanding, and the remaining availability under the New Credit Agreement was $295.0 million at December 31, 2025.
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
Historically, our business plan has focused on acquiring and then exploiting the development and production of our assets. We spent approximately $251.9 million in 2025 on development costs and our budget for 2026 is between $315.0 million and $360.0 million. For purposes of calculating our cash available for distribution, we define development costs as all of our capital expenditures, other than acquisitions. Our development efforts and capital for 2026 is anticipated to focus on a mix of drilling Mississippian and Mancos wells.
During the year ended December 31, 2025, we spent approximately $205.1 million on drilling and completion activities and related equipment and spud 27.1 net wells while bringing online 34.1 net wells, $38.5 million on remedial workovers and other capital projects, $8.3 million on midstream and other property and equipment capital projects and $1.3 billion on acquisitions.

Our 2026 capital expenditures program is largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, including acid to be used for our acid stimulation completion, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows and reduce our cash available for distribution to unitholders.
Based on current oil and natural gas price expectations, we believe that our cash flow from operations, together with borrowings from time to time under the New Credit Agreement, will be sufficient to fund our operations through 2026 and the foreseeable future. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. For example, we expect a portion of our future capital expenditures to be financed with cash flows from operations derived from wells drilled on drilling locations not classified as proved reserves in our December 31, 2025 reserve report. The failure to achieve anticipated production and cash flow from operations from such wells could result in a reduction in future capital spending and/or our ability to pay distributions to unitholders. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$506,956	$505,292
Net cash (used in) investing activities	(899,162)	(306,316)
Net cash provided by (used in) financing activities	329,063	(245,992)
Net cash provided by operating activities.
Net cash provided by operating activities increased $1.7 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Net cash (used in) investing activities.
Net cash (used in) investing activities increased $592.8 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in net cash used in investing activities is primarily attributable to an increase in cash used in acquisitions of $507.3 million as well as an increase in capital expenditures on our oil and gas properties of $52.9 million from 2025 to 2024.
Net cash provided (used in) by financing activities.
Net cash provided by (used in) by financing activities increased $575.1 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in cash provided by borrowings under our New Credit Agreement and Revolving Credit Agreement, net of repayments of $448.8 million, and an increase in cash provided from proceeds from equity offerings of $92.2 million. Additionally, there was a decrease of distributions paid to unitholders of $65.3 million. These were partially offset by increases in new debt issuance costs of $23.5 million and prepayment penalties of $7.7 million.
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
On September 12, 2025, the Company entered into the First Amendment. The First Amendment, among other things, (a) removes the 0.10% per annum credit spread adjustment otherwise applicable to the determination of Term SOFR (as defined in the New Credit Agreement), (b) excludes up to $750.0 million in principal amount of Borrowing Base Reduction Debt (as defined in the New Credit Agreement) issued prior to December 31, 2025 from the provisions otherwise requiring a borrowing base reduction as a result of the issuance of such indebtedness and (c) provides for (i) a $700.0 million aggregate increase in the borrowing base under the Credit Agreement and (ii) the establishment of aggregate term loan commitments (prior to giving effect to any prior funding of term loans) in an amount of $450.0 million and the funding of any unfunded term loan commitments thereunder and increase the Aggregate Elected Revolving Commitment Amount (as defined in the Credit Agreement) to $1.0 billion.
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Contractual Obligations and Commitments
We are a party to firm transportation contracts for the transport of natural gas. We incurred approximately $0.4 million in firm transportation contracts for the year ended December 31, 2025. For further information on firm transportation contracts, see Note 10 of our consolidated financial statements.
As part of the IKAV Acquisition, we are now party to a firm sales contract to deliver and sell a certain amount of natural gas at a fixed price of $1.72 per MMbtu through 2030. We expect to fulfill the delivery commitments primarily with production from proved developed reserves. Our production has been sufficient to satisfy the delivery commitments during the periods presented, and we expect our future production will continue to be the primary means of fulfilling the future commitments. However, if our production is not sufficient to satisfy the delivery commitments, we can and may use spot market purchases to satisfy the commitments. For further information on firm sales commitments, see Note 10 of our consolidated financial statements.
Operating lease obligations
Our operating lease obligations include long-term lease payments for office space, vehicles, and equipment related to exploration, development and production activities. We paid approximately $8.3 million in operating lease payments for the year ended December 31, 2025 and expect to pay approximately $22.1 million in operating lease payments through 2030. For further information on our operating lease obligations, see Note 11 of our consolidated financial statements.
Non-GAAP Financial Measures
Adjusted EBITDA
We include in this Annual Report the supplemental non-GAAP financial performance measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized (gain) loss on derivative instruments, (4) impairment on oil and gas assets, (5) loss on debt extinguishment, (6) equity-based compensation expense and (7) gain on sale of assets, net.
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
Cash Available for Distribution
Cash available for distribution is not a measure of net income or net cash flow provided by or used in operating activities as determined by GAAP. Cash available for distribution is a supplemental non-GAAP financial performance measure used by our management and by external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others, to assess our ability to internally fund our exploration and development activities, pay distributions, and to service or incur additional debt. We define cash available for distribution as net income adjusted for (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized (gain) loss on derivative instruments, (4) impairment on oil and gas assets, (5) loss on debt extinguishment, (6) equity-based compensation expense, (7) gain on sale of assets, (8) cash interest expense, net, (9) development costs and (10) change in accrued realized derivative settlements. Development costs include all of our capital expenditures, other than acquisitions. Cash available for distribution will not reflect changes in working capital balances. Cash available for distribution is not a measurement of our financial performance or liquidity under GAAP and should not be considered as an alternative to, or more meaningful than, net income or net cash provided by or used in operating activities as determined in accordance with GAAP or as indicators of our financial performance and liquidity. The GAAP measure most directly comparable to cash available for distribution is net income. Cash available for distribution should not be considered as an alternative to, or more meaningful than, net income.

Reconciliations of GAAP Financial Measures to Adjusted EBITDA and Cash Available for Distribution
The following table presents our reconciliation of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measures Adjusted EBITDA and cash available for distribution, as applicable, for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2025	2024
Net Income Reconciliation to Adjusted EBITDA:
Net income	$142,984	$185,179
Interest expense, net	71,555	100,179
Depreciation, depletion, amortization and accretion	292,764	270,967
Unrealized (gain) loss on derivative investments	(32,109)	36,311
Impairment of oil and gas properties	90,430	—
Loss on debt extinguishment	18,540	—
Equity-based compensation expense	9,390	6,531
Gain on sale of assets	(298)	(686)
Adjusted EBITDA	$593,256	$598,481
Net Income Reconciliation to Cash Available for Distribution:
Net income	$142,984	$185,179
Interest expense, net	71,555	100,179
Depreciation, depletion, amortization and accretion	292,764	270,967
Unrealized (gain) loss on derivative investments	(32,109)	36,311
Impairment of oil and gas properties	90,430	—
Loss on debt extinguishment	18,540	—
Equity-based compensation expense	9,390	6,531
Gain on sale of assets	(298)	(686)
Cash interest expense, net	(66,405)	(92,789)
Development costs	(251,854)	(239,435)
Change in accrued realized derivative settlements	(604)	(150)
Cash Available for Distribution	$274,393	$266,107
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
Estimates of natural gas and oil reserves and their values, future production rates, future development costs and commodity pricing differentials are the most significant of our estimates. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based on actual production, results of subsequent exploration and development activities, recent commodity prices, operating costs and other factors. These revisions could materially affect our financial statements. The volatility of commodity prices results in increased uncertainty inherent in these estimates and assumptions. Changes in oil, natural gas, or NGL prices could result in actual results differing significantly from our estimates. Revisions of previous reserve estimates accounted for approximately $209.4 million, or 18% of the change in the standardized measure of our total reserves from December 31, 2024 to December 31, 2025. For the year ended December 31, 2025, we recorded a full cost ceiling test impairment of $90.4 million. Given the decline of oil prices through 2025, we may have additional ceiling test impairments of our oil and natural gas properties in subsequent quarters if the 12-month average trailing price does not improve. Any such ceiling test impairment could be material to our net earnings; however, given the inter-relationship of the various judgments made to estimate proved reserves, it is impractical to estimate the potential changes in these estimates and their impact on the impairment. See Note 17 of our consolidated financial statements for further information.
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
Counterparty and Customer Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of a contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of December 31, 2025, we had derivative instruments in place with 9 different counterparties. We believe our counterparties currently represent acceptable credit risks. We are not required to provide credit support or collateral to our counterparties under current contracts, nor are they required to provide credit support or collateral to us.
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
Interest Rate Risk
Variable rate debt
At December 31, 2025, we had $1.15 billion of debt outstanding under the New Credit Agreement. Borrowings outstanding under the New Credit Agreement bore an interest rate of 7.7% as of December 31, 2025. Assuming no change in the amount outstanding, the impact on interest expense of a 1% (or 100 basis points) increase or decrease in the assumed weighted average interest rate on our variable interest debt would be approximately $11.5 million per year based on our borrowings outstanding at December 31, 2025.
Interest rate derivative activities
As of December 31, 2025, we did not have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness, but we may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
MACH NATURAL RESOURCES LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
General Partner and Unitholders
Mach Natural Resources LP
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Mach Natural Resources LP (a Delaware limited partnership) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, partners’ capital and members’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Oklahoma City, Oklahoma
March 12, 2026

MACH NATURAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$42,633	$105,776
Accounts receivable – joint interest and other, net	70,167	38,606
Accounts receivable – oil, gas, and NGL sales	160,249	132,945
Short-term derivative assets	42,506	14,069
Inventories	43,511	24,301
Other current assets	18,886	6,399
Total current assets	377,952	322,096
Oil and natural gas properties, using the full cost method:
Proved oil and natural gas properties	4,017,896	2,419,998
Less: accumulated depreciation, depletion, amortization and impairment	(879,253)	(520,641)
Oil and natural gas properties, net	3,138,643	1,899,357
Other property, plant and equipment	230,265	115,475
Less: accumulated depreciation	(35,511)	(23,710)
Other property, plant and equipment, net	194,754	91,765
Long-term derivative assets	12,492	640
Other assets	34,001	9,487
Operating lease assets	19,466	14,869
Total assets	$3,777,308	$2,338,214
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$68,706	$52,440
Accounts payable – related party	915	1,996
Accrued liabilities	115,565	52,920
Revenue payable	167,829	150,745
Short-term derivative liabilities	—	6,233
Current portion of long-term debt	—	82,500
Current portion of operating lease liabilities	6,906	5,587
Total current liabilities	359,921	352,421
Long-term debt	1,144,056	668,778
Asset retirement obligations	261,856	101,858
Long-term derivative liabilities	2,962	4,873
Long-term portion of operating leases	12,645	9,302
Other long-term liabilities	6,479	1,936
Total long-term liabilities	1,427,998	786,747
Commitments and contingencies (Note 10)
Partners’ capital:
Partners’ capital	1,989,389	1,199,046
Total liabilities and partners’ capital	$3,777,308	$2,338,214

The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per common unit data)

	Year Ended December 31,
	2025	2024	2023
Revenue
Oil, natural gas, and NGL sales	$1,037,650	$936,785	$647,352
Gain (loss) on oil and natural gas derivatives	81,289	(18,854)	57,272
Midstream revenue	27,561	24,341	26,328
Product sales	28,890	27,356	31,357
Total revenues	1,175,390	969,628	762,309

Operating expenses
Gathering and processing	138,836	106,152	39,449
Lease operating expense	263,793	180,513	127,602
Production taxes	48,761	45,674	31,882
Midstream operating expense	13,319	10,466	10,873
Cost of product sales	25,901	24,026	28,089
Depreciation, depletion, amortization and accretion – oil and natural gas	280,459	261,949	131,145
Depreciation and amortization – other	12,305	9,018	6,472
General and administrative	49,236	33,438	22,861
General and administrative – related party	7,400	7,400	4,792
Impairment of oil and gas properties	90,430	—	—
Total operating expenses	930,440	678,636	403,165
Income from operations	244,950	290,992	359,144

Other (expense) income
Interest expense	(72,219)	(104,596)	(11,201)
Loss on debt extinguishment	(18,540)	—	—
Other (expense) income, net	(11,207)	(1,217)	(1,385)
Total other expense	(101,966)	(105,813)	(12,586)
Net income	$142,984	$185,179	$346,558
Less: net income attributable to Predecessor	—	—	(278,040)
Net income attributable to Mach Natural Resources LP	$142,984	$185,179	$68,518
Net income per common unit attributable to Mach Natural Resources LP
Basic	$1.09	$1.90	$0.72
Diluted	$1.09	$1.90	$0.72
Weighted average common units outstanding:
Basic	131,455	97,591	94,907
Diluted	131,537	97,701	94,907
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND MEMBERS’ EQUITY
(in thousands)

	Predecessor	Mach Natural Resources LP
	Members’ Equity	Common Units	Partners’ Capital	Total Partners’ Capital and Members’ Equity
Balance at December 31, 2022	$593,230	—	$—	$593,230
Contributions	20,000	—	—	20,000
Distributions	(101,350)	—	—	(101,350)
Equity compensation	2,595	—	—	2,595
Net income prior to the Corporate Reorganization	278,040	—	—	278,040
Common units issued in Corporate Reorganization to Existing Owners of BCE-Mach III LLC (Note 1)	(792,515)	76,769	792,515	—
Common units issued for the acquisitions of BCE-Mach I LLC and BCE-Mach II LLC (Note 3)	—	11,981	227,644	227,644
Common units issued in the Offering, net of underwriting fees and offering expenses (Note 1)	—	10,000	168,465	168,465
Common units repurchased from Exchanging Members (Note 1)	—	(3,750)	(66,263)	(66,263)
Equity compensation subsequent to the Corporate Reorganization	—	—	845	845
Net income subsequent to the Corporate Reorganization	—	—	68,518	68,518
Balance at December 31, 2023	$—	95,000	$1,191,724	$1,191,724
Net income	—	—	185,179	185,179
Distributions to unitholders	—	—	(311,622)	(311,622)
Equity compensation	—	—	6,531	6,531
Vesting of phantom units, net of units withheld for withholding taxes	—	199	(1,618)	(1,618)
Common units issued in the public offering, net of underwriting fees and offering expenses	—	8,291	128,852	128,852
Balance at December 31, 2024	$—	103,490	$1,199,046	$1,199,046
Net income	—	—	142,984	142,984
Distributions to unitholders	—	—	(245,268)	(245,268)
Equity compensation	—	—	9,390	9,390
Vesting of phantom units, net of units withheld for withholding taxes	—	307	(1,582)	(1,582)
Common units issued in the public offering, net of underwriting fees and offering expenses	—	14,839	221,059	221,059
Common units issued for the acquisitions of IKAV and Sabinal (Note 3)	—	49,571	663,760	663,760
Balance at December 31, 2025	$—	168,207	$1,989,389	$1,989,389
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$142,984	$185,179	$346,558
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion, amortization and accretion	292,764	270,967	137,617
(Gain) loss on derivative instruments	(81,289)	18,854	(57,272)
Cash receipts on settlement of derivative contracts, net	48,576	17,307	4,417
Debt issuance costs and discount amortization	5,150	7,390	1,950
Impairment of oil and gas properties	90,430	—	—
Loss on debt extinguishment	18,540	—	—
Equity based compensation	9,390	6,531	3,440
Credit losses	5,245	2,240	1,746
Gain on sale of assets	(298)	(686)	(1)
Settlement of asset retirement obligations	(1,048)	(881)	(537)
Changes in operating assets and liabilities (decreasing) increasing cash:
Accounts receivable	(7,903)	(46,870)	15,634
Revenue payable	(1,002)	39,869	19,029
Accounts payable and accrued liabilities	5,946	3,327	5,730
Inventories and other assets	(20,529)	2,065	13,431
Net cash provided by operating activities	506,956	505,292	491,742

Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(262,244)	(209,352)	(302,376)
Capital expenditures for other property and equipment	(8,302)	(10,964)	(12,428)
Acquisition of assets	(633,362)	(126,049)	(754,847)
Cash acquired from the acquisition of businesses	—	—	39,153
Proceeds from sales of oil and natural gas properties	4,243	39,107	3,305
Proceeds from sales of other property and equipment	503	942	36
Net cash (used in) investing activities	(899,162)	(306,316)	(1,027,157)

Cash flows from financing activities
Proceeds from borrowings on term loan	450,000	—	811,000
Repayments of borrowings on term loan	(763,125)	(61,875)	—
Proceeds from Initial Public Offering and additional public offerings, net of offering costs	221,059	128,852	168,465
Purchases of units from exchanging members	—	—	(66,263)
Payments of debt extinguishment costs	(7,741)	—	—
Proceeds from borrowings on credit facility	1,104,150	—	68,000
Repayments of borrowings on credit facility	(404,150)	—	(235,000)
Debt issuance costs	(25,053)	(1,522)	(6,062)
Contributions from members	—	—	20,000
Distributions to members	—	—	(101,350)
Distributions to unitholders	(244,495)	(309,829)	—
Withholding taxes paid on vesting of phantom units	(1,582)	(1,618)	—
Net cash provided by (used in) financing activities	329,063	(245,992)	658,790
Net (decrease) increase in cash and cash equivalents	(63,143)	(47,016)	123,375
Cash and cash equivalents, beginning of period	105,776	152,792	29,417
Cash and cash equivalents, end of period	$42,633	$105,776	$152,792
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
Following the Offering and Corporate Reorganization (as defined below), the Company became a holding partnership whose sole material asset consists of membership interests in Mach Natural Resources Intermediate LLC (“Intermediate”). Intermediate wholly owns Mach Natural Resources Holdco LLC (“Holdco”), and Holdco wholly owns each of the Company’s operating subsidiaries. BCE-Mach III LLC (the “Predecessor”) is the accounting predecessor to the Company for all periods prior to the Offering as discussed herein.
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
As of December 31, 2025, the Company had three customers that represented approximately 20.0%, 13.5% and 13.2% of our total joint interest receivables. As of December 31, 2024, the Company had one customer that represented approximately 22.6% of our total joint interest receivables.
The Company establishes its allowance for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. The Company estimates

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
uncollectible amounts based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s expected ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company considers forecasts of future economic conditions in its estimate of expected credit losses and adjusts its allowance for expected credit losses when necessary. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. At December 31, 2025 and December 31, 2024, the allowance for credit losses related to joint interest receivables was $9.1 million and $3.9 million, respectively, and the credit losses related to sales of oil and natural gas properties were not material. The increase in the allowance for credit losses was driven primarily by amounts billed to a royalty trust that owns a net profits interest on the properties acquired in the XTO Acquisition, for which collectibility is uncertain. The increase in the allowance for credit losses is presented as Other (expense) income, net in the Company’s consolidated statement of operations.
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
Oil and Natural Gas Operations
The Company uses the full cost method of accounting for its exploration and development activities. Under this method of accounting, costs of both successful and unsuccessful exploration and development activities are capitalized as proved oil and natural gas properties. This includes any internal costs that are directly related to exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities, which are expensed as incurred. Capitalized costs are depreciated using the unit of production method. Under this method, depletion is computed at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by a net equivalent proved reserves at the beginning of the period. The average depletion rate per barrel equivalent unit of production was $7.11, $8.03 and $6.86 for the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $268.2 million, $254.7 million and $126.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Under the full cost method, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the full cost “ceiling” at the end of each reporting period. The ceiling is calculated based on the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%. The estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and natural gas properties. Estimated future net cash flows are calculated using the preceding 12-months’ average price based on closing prices on the first day of each month. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. The ceiling limitation computation is determined without regard to income taxes due to the Internal Revenue Service (“IRS”) recognition of the Company as a flow-through entity. For the year ended December 31, 2025, the Company recorded an impairment as a result of the ceiling test calculation of $90.4 million. No impairments on proved oil and natural gas properties were recorded for the years ended December 31, 2024 and 2023.
Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. As of December 31, 2025, and December 31, 2024, the Company had no properties excluded from the full cost pool.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other Property and Equipment, Net
Other property and equipment primarily consists of gathering systems, processing plants, and a salt water disposal system. Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years. Depreciation expense for other property and equipment was $12.3 million, $9.0 million and $6.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Impairment losses are recorded on property and equipment used in operations and other long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. No impairment was recorded for the years ending December 31, 2025, 2024 and 2023.
Inventories
Inventories are stated at the lower of cost or net realizable value and consist of production and midstream equipment not placed in service as of December 31, 2025, and 2024, and crude oil held in storage. The Company’s production equipment primarily comprises oil and natural gas drilling or repair items such as tubing, casing and pumping units, as well as pipe for midstream operations, and are valued primarily using a weighted average cost method applied to specific classes of inventory items. Crude oil inventories are valued using the first-in, first-out inventory method. The components of inventory consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Production equipment	$42,122	$23,475
Crude oil in storage	1,389	826
Total	$43,511	$24,301
Debt Issuance Costs
The Company capitalized $14.8 million of new debt issuance costs related to the New Credit Agreement (as defined in Note 6) in the first half of 2025. The remaining unamortized debt issuance costs of $0.5 million from the Revolving Credit Agreement were retained and added to the additional amount of debt issuance costs associated with the New Credit Agreement and are being amortized over the New Credit Agreement’s term.
The Company capitalized $3.8 million of new debt issuance costs related to the First Amendment to the New Credit Agreement (as defined in Note 6) on September 12, 2025.
Other assets include capitalized costs related to the New Credit Agreement of $19.1 million, net of accumulated amortization of $3.5 million as of December 31, 2025. As of December 31, 2024, other assets include capitalized costs related to the Revolving Credit Agreement of $2.6 million, net of accumulated amortization of $2.0 million. These costs are being amortized over the terms of the related credit agreements and are reported as interest expense on the Company’s statements of operations.
The Company capitalized $6.5 million of new debt issuance costs related to the aggregate term loan commitments under the First Amendment to the New Credit Agreement (as defined in Note 6) on September 12, 2025.
Debt issuance costs and the discount associated with the Company’s term loan are presented as a reduction of the carrying value of long-term debt on the Company’s balance sheet. As of December 31, 2025, the Company had unamortized debt issuance costs of $5.9 million in relation to the aggregate term loan commitments under the First Amendment to the New Credit Agreement. As of December 31, 2024, the Company had unamortized debt issuance costs and discount of $11.8 million, in relation to the Term Loan Credit Agreement. On February 27, 2025, the Company wrote-off the remaining

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
unamortized balance of the debt issuance costs and discount associated with the Term Loan Credit Agreement. See Note 6 for further discussion.
Income Taxes
The Company is a limited partnership treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, with income tax liabilities and/or benefits of the Company passed through to partners. As such, with the exception of the state of Texas, we are not a taxable entity, we do not directly pay federal and state income tax and recognition has not been given to federal and state income taxes for our operations, except as described below. Net income for financial statement purposes may differ from taxable income reported to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities.
Limited partnerships are subject to state income taxes in the state of Texas. Due to immateriality, income taxes related to the Texas franchise tax have been included in general and administrative expenses on the statement of operations and no deferred tax amounts were calculated.
The Company disallows the recognition of tax positions not deemed to meet a “more-likely-than not” threshold of being sustained by the applicable tax authority. The Company’s policy is to reflect interest and penalties related to uncertain tax positions in general and administrative expense, when and if they become applicable. The Company did not recognize any potential interest or penalties in its financial statements for the year ended December 31, 2025. The Company’s tax years 2024, 2023 and 2022 remain open for examination by state authorities.
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
In general, the amount of ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an estimated credit adjusted rate. If the estimated ARO changes materially, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The following is a reconciliation of ARO activity for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Asset retirement obligation at beginning of period	$101,858	$85,094
Liabilities assumed in acquisitions	148,178	9,387
Liabilities incurred	200	765
Liabilities settled	(657)	(614)
Liabilities revised	—	23
Accretion expense	12,277	7,203
Asset retirement obligation at end of period	$261,856	$101,858
Revenue Recognition
Sales of oil, natural gas and NGLs are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, control has transferred and collectability of the revenue is probable. The Company’s performance obligations are satisfied at a point in time. This occurs when control is transferred to the purchaser upon delivery of

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Concentrations
The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. The following purchasers each accounted for more than 10% of the Company’s revenues for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Purchaser A	23.3%	32.2%	52.6%
Purchaser B	20.6%	*	12.9%
Purchaser C	*	12.7%	*
Purchaser D	*	*	10.4%
__________
* Purchaser did not account for greater than 10% of oil, natural gas, and NGL sales for the year.
The Company’s receivables as of December 31, 2025 and 2024 from oil and gas sales are typically concentrated with the same counterparties noted above. The Company does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Contract Balances
Cash received relating to future performance obligations is deferred and recognized when all revenue recognition criteria are met. Receivables from contracts with customers were $160.2 million, $132.9 million and $78.1 million as of December 31, 2025, 2024 and 2023, respectively, and are included in accounts receivable – oil, gas, and NGL sales in the Company’s consolidated balance sheets. Contract liabilities generated from such deferred revenue are not considered to be

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
material as of December 31, 2025, 2024 and 2023. The Company's product sales and marketing contracts do not give rise to contract assets.
Revenue Disaggregation
The following table displays the revenue disaggregated and reconciles disaggregated revenue to the revenue reported (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues:
Oil	$490,297	$554,007	$421,737
Natural gas	379,436	210,385	150,962
NGL	171,119	184,246	74,815
Gross oil, natural gas, and NGL sales	1,040,852	948,638	647,514
Transportation, gathering and marketing	(3,202)	(11,853)	(162)
Net oil, natural gas, and NGL sales	$1,037,650	$936,785	$647,352
Earnings per Common Unit
The Company’s basic earnings per unit (“EPU”) is computed based on the weighted average number of common units outstanding for the period. Diluted EPU includes the effect of the Company’s phantom units if the inclusion of these units is dilutive. See Note 13 for additional information on the Company’s EPU.

Supplemental Cash Flow Information
Supplemental disclosures to the statements of cash flows are presented below (in thousands):

	Year ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$62,559	$97,932	$8,373
Non-cash investing and financing activities:
Change in accrued capital expenditures including amounts in accounts payable	$(19,742)	$19,119	$(19,104)
Asset retirement cost capitalized	$200	$765	$518
Right-of-use assets obtained in exchange for lease liabilities	$11,640	$9,055	$10,767
Equity issued in exchange for net assets acquired in business combinations	$—	$—	$227,644
Increase in accrued distributions	$773	$1,793	$—
Change in accrued acquisition costs	$2,500	$—	$—
Common units issued for the acquisition of IKAV	$409,885	$—	$—
Common units issued for the acquisition of Sabinal	$253,875	$—	$—
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
3.Acquisitions and Divestitures

2025 Acquisitions
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This purchase was accounted for as a business combination, under the acquisition method, as the Company obtained control of a business by obtaining the legal right to use and develop the oil and natural gas properties included in the IKAV Purchase Agreement, as well as additional oil and gas related assets that can be used to enhance the value of the business. The table below reflects the preliminary fair value estimates of the assets acquired and liabilities assumed as of the acquisition date. Any adjustments to preliminary amounts (such as accrued liabilities or other long-term liabilities) or recognition of additional assets acquired or liabilities assumed, may occur as additional information is obtained about facts and circumstances that existed as of the acquisition date during the measurement period, which will not exceed 12 months form the date of the IKAV Acquisition. See Note 8 for additional information regarding fair value measurements. Below is a reconciliation of the assets acquired and liabilities assumed (in thousands):

	Initial IKAV Acquisition	Adjustments		As of December 31, 2025 IKAV Acquisition
Consideration transferred:
Common units issued	30,611,264	—		30,611,264
Closing price of common units on September 15, 2025	$13.39	$—		$13.39
Equity consideration	$409,885	$—		$409,885
Cash consideration	349,763	—		349,763
Total acquisition consideration	$759,648	$—		$759,648
Assets acquired:
Proved oil and natural gas properties	$736,390	$31,450	(a)	$767,840
Accounts receivable	66,232	(5,865)	(a)	60,367
Short-term derivative assets	5,470	—		5,470
Inventories	18,141	(4,007)	(a)	14,134
Other current assets	15,319	(1,434)	(a)	13,885
Other property, plant and equipment	113,867	(12,304)	(a)	101,563
Other assets	11,430	(7,587)	(a)	3,843
Total assets acquired	966,849	253		967,102
Liabilities assumed:
Outstanding checks in excess of bank balance	1,574	—		1,574
Accounts payable and accrued liabilities	90,679	2,155	(a)	92,834
Revenue payable	14,519	1,888	(a)	16,407
Other current liabilities	331	—		331
Asset retirement obligations	86,948	—		86,948
Long-term derivative liabilities	2,187	—		2,187
Other long-term liabilities	10,963	(3,790)	(a)	7,173
Total liabilities assumed	207,201	253		207,454
Net assets acquired	$759,648	$—		$759,648
a.Adjustment reflects additional accounting data received and processed subsequent to the acquisition date. The initial purchase price allocation considered available data at the time of disclosure.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ending December 31, 2025, the Company has recognized $87.2 million in revenues and earnings of $29.3 million related to the IKAV Acquisition. As of December 31, 2025, the Company has recognized transaction and advisory related expenses of $14.5 million, which are presented in general and administrative expense on the Company’s statement of operations. Additionally, the Company capitalized certain debt issuance costs associated with the Company’s New Credit Agreement in connection with the acquisition as discussed in Note 2.
Sabinal Acquisition
On July 9, 2025, the Company entered into a Purchase and Sale Agreement (the “Sabinal PSA”) with Sabinal Energy Operating, LLC, Sabinal Resources, LLC and Sabinal CBP, LLC, pursuant to which the Company would acquire certain oil and gas assets located in certain designated lands in the Permian Basin. The transaction closed on September 16, 2025 for consideration of approximately $444.4 million comprised of (i) $199.3 million in cash and (ii) 19.2 million common units (the “Sabinal Unit Consideration”), subject to certain customary purchase price adjustments (the “Sabinal Acquisition”). On February 7, 2026, 0.2 million common units were cancelled from the Sabinal Unit Consideration as part of customary purchase price adjustments related to the final settlement, and the equity consideration had a final value of approximately $253.9 million.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Initial Sabinal Acquisition	Adjustments		Final Sabinal Acquisition
Consideration transferred:
Common units issued	19,187,581	(227,547)	(b)	18,960,034
Closing price of common units on September 15, 2025	$13.39	$—		$13.39
Equity consideration	$256,922	$(3,047)	(b)	$253,875
Cash consideration	195,711	(5,254)	(a)	190,457
Capitalized transaction costs	3,589	80	(a)	3,669
Less: purchase price adjustment receivable	(11,780)	11,780	(a)	—
Total acquisition consideration	$444,442	$3,559		$448,001
Assets acquired:
Proved oil and natural gas properties	$489,681	$5,068	(a)	$494,749
Inventories	6,123	(1,548)	(a)	4,575
Other property, plant and equipment	—	353	(a)	353
Other assets	144	—		144
Short-term derivative assets	5,793	—		5,793
Long-term derivative assets	3,933	3,313	(a)	7,246
Total assets acquired	505,674	7,186		512,860
Liabilities assumed:
Accrued liabilities	2,876	3,741	(a)	6,617
Revenue payable	1,336	(114)	(a)	1,222
Asset retirement obligations	57,020	—		57,020
Total liabilities assumed	61,232	3,627		64,859
Net assets acquired	$444,442	$3,559		$448,001
a.Adjustment reflects additional accounting data received and processed subsequent to the acquisition date. The initial purchase price allocation considered available data at the time of disclosure.
b.Adjustment reflects a cancellation of shares transferred. The initial purchase price allocation considered available data at the time of disclosure.
XTO Acquisition
On March 25, 2025, the Company entered into an Equity Interest Purchase Agreement (“XTO EIPA”), pursuant to which the Company would acquire certain oil and gas assets located in Oklahoma, Kansas and Wyoming, for consideration of $60.0 million in cash, subject to certain customary purchase price adjustments (the “XTO Acquisition”).

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Initial XTO Acquisition	Adjustments		Final XTO Acquisition
Consideration transferred:
Cash consideration	$77,893	$361	(a)	$78,254
Less: purchase price adjustment receivable	—	(2,105)	(a)	(2,105)
Total acquisition consideration	$77,893	$(1,744)		$76,149
Assets acquired:
Proved oil and natural gas properties	$65,530	$5,495	(a)	$71,025
Accounts receivable – joint interest	2,344	(2,281)	(a)	63
Other property and equipment	6,417	(782)	(a)	5,635
Other assets	9,576	(3,850)	(a)	5,726
Total assets acquired	83,867	(1,418)		82,449
Liabilities assumed:
Revenue payable	1,354	326	(a)	1,680
Accrued liabilities	444	—		444
Asset retirement obligations	4,176	—		4,176
Total liabilities assumed	5,974	326		6,300
Net assets acquired	$77,893	$(1,744)		$76,149
a.Adjustment reflects additional accounting data received and processed subsequent to the acquisition date. The initial purchase price allocation considered available data at the time of disclosure.
Flycatcher Acquisition
On December 20, 2024, the Company entered into a Purchase and Sale Agreement (the “Flycatcher PSA”) to purchase certain oil and gas assets near our recently acquired oil and gas assets located in the Ardmore Basin of Oklahoma for consideration of $29.8 million in cash, subject to certain customary purchase price adjustments (the “Flycatcher Acquisition”). The Company plans to finalize all such adjustments and complete the purchase price allocation in 2026 based on terms of the Flycatcher PSA. The Company does not expect post-closing adjustments to be material and they would primarily affect the value of proved oil and gas properties.

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

	Initial Ardmore Basin Acquisition	Adjustments		Final Ardmore Basin Acquisition
Consideration transferred:
Cash consideration	$78,317	$(2,966)	(a)	$75,351
Capitalized transaction costs	1,295	49	(a)	1,344
Less: purchase price adjustment receivable	(2,735)	2,735	(a)	—
Total acquisition consideration	$76,877	$(182)		$76,695
Assets acquired:
Proved oil and natural gas properties	$85,663	$(269)	(a)	$85,394
Other assets	13	—		13
Total assets to be acquired	85,676	(269)		85,407
Liabilities assumed:
Revenue suspense	8,636	(87)	(a)	8,549
Asset retirement obligations	163	—		163
Total liabilities assumed	8,799	(87)		8,712
Net assets acquired	$76,877	$(182)		$76,695
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

	Initial Western Kansas Acquisition	Adjustments		Final Western Kansas Acquisition
Consideration transferred:
Cash consideration	$36,657	$606	(a)	$37,263
Capitalized transaction costs	—	301	(a)	301
Total acquisition consideration	$36,657	$907		$37,564
Assets acquired:
Proved oil and natural gas properties	$45,582	$993	(a)	$46,575
Other property and equipment	400	—		400
Other assets	123	97	(a)	220
Total assets to be acquired	46,105	1,090		47,195
Liabilities assumed:
Revenue suspense	333	74	(a)	407
Asset retirement obligations	9,115	109	(a)	9,224
Total liabilities assumed	9,448	183		9,631
Net assets acquired	$36,657	$907		$37,564
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

	Initial Paloma Acquisition	Adjustments		Final Paloma Acquisition
Consideration transferred:
Cash consideration	$748,587	$(23,756)	(a)	$724,831
Capitalized transaction costs	1,695	1,295	(a)	2,990
Less: purchase price adjustment receivable	(15,160)	15,160	(a)	—
Total acquisition consideration	$735,122	$(7,301)		$727,821
Assets acquired:
Accounts receivable	$4,239	$—		$4,239
Inventories	166	—		166
Proved oil and natural gas properties	750,476	268	(a)	750,744
Total assets to be acquired	754,881	268		755,149
Liabilities assumed:
Revenue payable	18,295	7,569	(a)	25,864
Asset retirement obligations	1,464	—		1,464
Total liabilities assumed	19,759	7,569		27,328
Net assets acquired	$735,122	$(7,301)		$727,821

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
Business Combination Pro Forma Disclosures
The following table summarizes the unaudited pro forma consolidated financial information of the Company for the years ended December 31, 2025, 2024 and 2023 as if the IKAV Acquisition had occurred on January 1, 2024 and the acquisitions of BCE-Mach and BCE-Mach II had occurred on January 1, 2022 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenues	$1,392,996	$1,258,819	$914,400
Net income	256,949	294,924	351,967
The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the business combinations been completed on the dates indicated and is not necessarily indicative of future results of operations of the combined company. The unaudited pro forma financial information for the years ended December 31, 2025, 2024 and 2023 is a result of combining the statements of operations of the Company with the pre-acquisition results of the acquired operations, with pro forma adjustments for revenues and expenses. The unaudited pro forma financial information excludes any anticipated cost savings as a result of the acquisitions.
Divestitures
On June 26, 2024, the Company executed a purchase and sale agreement to sell certain acreage not attributable to the Company’s proved developed reserves. The proceeds from the sale were approximately $38.0 million, and were applied as a credit against the full cost pool with no gain or loss recognized.
4.Property and Equipment
The Company’s property and equipment consists of the following (in thousands):

	As of December 31,
	2025	2024
Oil and natural gas properties
Proved properties	$4,017,896	$2,419,998
Accumulated depreciation, depletion, amortization and impairment	(879,253)	(520,641)
Oil and natural gas properties, net	$3,138,643	$1,899,357
Other property and equipment
Gas gathering system	$127,620	$35,241
Gas processing plants	47,902	35,949
Water disposal assets	30,292	28,977
Vehicles	12,771	6,303
Other assets	11,680	9,005
Total other property and equipment	230,265	115,475
Accumulated depreciation	(35,511)	(23,710)
Total other property and equipment, net	$194,754	$91,765

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Operating expenses	$36,637	$12,489
Capital expenditures	19,423	24,027
Payroll costs	9,246	7,842
Derivative settlements	1,178	149
Ad-valorem, severance and other tax	30,562	4,622
Midstream shipper payable	1,792	1,160
Interest payable	3,388	—
Purchaser payable	9,812	—
General, administrative, and other	3,527	2,631
Total accrued liabilities	$115,565	$52,920
6.Long-Term Debt
New Credit Agreement
On February 27, 2025, the Company entered into the New Credit Agreement, among the Company, the lenders and issuing banks party thereto from time to time and Truist Bank, as the administrative agent and collateral agent. The New Credit Agreement is secured by substantially all of our assets.
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
On September 12, 2025, the Company entered into the First Amendment. The First Amendment, among other things, (a) removes the 0.10% per annum credit spread adjustment otherwise applicable to the determination of Term SOFR (as defined in the New Credit Agreement), (b) excludes up to $750.0 million in principal amount of Borrowing Base Reduction Debt (as defined in the New Credit Agreement) issued prior to December 31, 2025 from the provisions otherwise requiring a borrowing base reduction as a result of the issuance of such indebtedness and (c) provides for (i) a $700.0 million aggregate increase in the borrowing base under the Credit Agreement and (ii) the establishment of aggregate term loan commitments (prior to giving effect to any prior funding of term loans) in an amount of $450.0 million and the funding of any unfunded term loan commitments thereunder and increase the Aggregate Elected Revolving Commitment Amount (as defined in the Credit Agreement) to $1.0 billion.
The Company used increased borrowings from the amended Credit Agreement, together with the IKAV Unit Consideration and the Sabinal Unit Consideration, to fund the IKAV Acquisition and the Sabinal Acquisition.
As of December 31, 2025, there were $1.15 billion of outstanding borrowings under the New Credit Agreement with $5.0 million in outstanding letters of credit, and the remaining availability under the New Credit Agreement was $295.0 million. The effective interest rate as of December 31, 2025 was 7.7%.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior Credit Facilities
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes the open fixed price swap positions as of December 31, 2025, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Fixed Price
2026	NYMEX WTI	3,436	$66.13
2027	NYMEX WTI	1,858	63.20
The following table summarizes the open fixed price swap positions as of December 31, 2025, related to natural gas production:

Period	Index	Volume (Bbtu)	Weighted Average Fixed Price
2026	NYMEX HH	14,587	$3.56
2026	EP SJ	15,925	3.39
2027	NYMEX HH	5,768	3.86
2027	EP SJ	2,447	3.59
2028	NYMEX HH	3,758	3.68
2028	EP SJ	2,682	2.72
2029	NYMEX HH	4,544	3.43
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the open costless collar positions as of December 31, 2025, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Floor Price	Weighted Average Ceiling Price
2026	NYMEX WTI	549	$60.00	$78.05
2027	NYMEX WTI	181	62.50	71.25
In addition, the Company has entered into oil basis swap positions. These instruments are arrangements that guarantee a fixed price differential to Argus WTI Midland TMA from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity.
The following table summarizes the open basis swap positions as of December 31, 2025, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Fixed Price
2026	Argus TMA	548	$1.25
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

	As of December 31,
	2025	2024
Derivative contracts – current, gross	$43,974	$14,696
Netting arrangements	(1,468)	(627)
Derivative contracts – current, net	$42,506	$14,069

Derivative contracts – long-term, gross	$12,519	$2,182
Netting arrangements	(27)	(1,542)
Derivative contracts – long-term, net	$12,492	$640

The following tables presents the gross amounts of recognized derivative liabilities, the amounts that are subject to offsetting under master netting arrangements and the net recorded fair values as recognized on the balance sheet (in thousands):

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2025	2024
Derivative contracts – current, gross	$(1,468)	$(6,860)
Netting arrangements	1,468	627
Derivative contracts – current, net	$—	$(6,233)

Derivative contracts – long-term, gross	$(2,989)	$(6,415)
Netting arrangements	27	1,542
Derivative contracts – long-term, net	$(2,962)	$(4,873)

Gains and Losses.    The following table presents the settlement and mark-to-market (“MTM”) gains and losses on oil and natural gas derivatives presented as a gain or loss on derivatives in the statement of operations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Settlements of oil derivatives	$17,814	$(5,301)	$(5,750)
Settlements of natural gas derivatives	31,366	22,758	14,196
MTM gains (losses) on oil derivatives, net	30,514	(13,377)	27,559
MTM gains (losses) on natural gas derivatives, net	1,595	(22,934)	21,267
Total gains (losses) on derivative contracts	$81,289	$(18,854)	$57,272
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
As of December 31, 2025
Assets:
Commodity derivative instruments	$—	$56,493	$—	$56,493
Liabilities:
Commodity derivative instruments	$—	$(4,457)	$—	$(4,457)
As of December 31, 2024
Assets:
Commodity derivative instruments	$—	$16,878	$—	$16,878
Liabilities:
Commodity derivative instruments	$—	$(13,275)	$—	$(13,275)
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	709,545	$18.80	—	$—
Granted[1]	626,109	$16.44	47,796	$25.21
Vested	(292,493)	$18.80	(7,242)	$29.02
Forfeited/Cancelled[2]	(19,841)	$18.75	(1,932)	$20.44
Unvested at December 31, 2024	1,023,320	$17.36	38,622	$24.88
Granted	1,220,591	$12.93	72,759	$19.61
Vested	(424,753)	$17.40	—	$—
Forfeited/Cancelled[2]	(70,651)	$16.22	(19,853)	$—
Unvested at December 31, 2025	1,748,507	$14.31	91,528	$21.44

(1)	For performance phantom units, the impacts of performance share unit grants that vested higher than 100% of the target are included in this row.
(2)	For performance phantom units, the impacts of performance share unit grants that vested at 0% are included in this row.
Total non-cash compensation cost related to the Time-Based Phantom Units was $8.5 million and $6.1 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, there was $22.5 million of unrecognized compensation cost related to phantom units that is expected to be recognized over a weighted average period of approximately 2.26 years.
The aggregate fair value of share based awards that vested during the year ended December 31, 2025 was approximately $5.3 million based on the unit price at the time of vesting.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of Performance Phantom Units granted during the years ended December 31, 2025 and 2024:

Grant date	May 3, 2024	January 1, 2025
Period for volatility, correlations, and risk-free rate	2.66 years	3.00 years
Risk-free interest rate	4.61%	4.23%
Implied equity volatility	57.25%	50.57%
Unit price on date of grant	$20.44	$17.18
Total non-cash compensation cost related to the Performance Phantom Units was $0.9 million and $0.4 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, there was $1.0 million of unrecognized compensation cost related to phantom units that is expected to be recognized over a weighted average period of approximately 1.64 years. The Long-Term Incentive Plan initially authorized the Company to issue 9.5 million units, and the total amount authorized increases by 5% of the outstanding units at the end of each year.
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
A summary of the Predecessor’s incentive unit awards as of December 31, 2025 is as follows:

	Predecessor Class B Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	6,668	$2,378.80
Vested	(6,668)	$2,378.80
Unvested at December 31, 2023	—	N/A
On October 25, 2023, all unvested Class B Units immediately vested and were exchanged for common units in the Company as part of the Corporate Reorganization. Total consideration transferred in the exchange of Class B Units for common units was $302.7 million. All unrecognized compensation costs were expensed upon the vesting of the Class B Units. As of December 31, 2025, there was no unrecognized compensation cost related to incentive units.

10.Commitments and Contingencies
Legal Matters.    In the ordinary course of business, the Company may at times be subject to claims and legal actions including, but not limited to, title disputes, royalty disputes, contract claims, personal injury claims and employment claims. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Nevertheless, actual outcomes may differ significantly from the Company’s assessment. The Company recognized $8.2 million of expense pertaining to these matters during the second quarter of 2025 and it is presented in other income (expense), net in the statement of operations for the year ended December 31, 2025. As of December 31, 2025 the Company has no amounts accrued pertaining to these matters. As of December 31, 2024, the Company had accrued approximately $1.5 million in accrued liabilities pertaining to these matters. Management does not expect that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.
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
NGL Sales and Gas Transportation Commitments.    The Company is party to a NGL sales contract, which includes certain NGL volume commitments in the event the Company elects not to reduce its committed quantity, at its option. To the extent the Company does not deliver NGL volumes in sufficient quantities to meet the commitment and does not elect to reduce its committed quantity, it would be required to pay a deficiency fee. The Company is currently delivering at least the minimum volumes. For the years ended December 31, 2025, 2024 and 2023, the Company incurred approximately $0.4 million, $3.4 million and $1.0 million, respectively, of transportation charges under these agreements. As of December 31, 2025, the Company has no material amounts remaining under these agreements.
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
A summary of these volume commitments as of December 31, 2025 is set forth in the table below (in MMbtu):

December 31, 2025
2026	70,338,571
2027	64,546,373
2028	59,621,628
2029	54,810,356
2030	50,753,106
Total	300,070,034
Contributions to 401(k) Plan.    The Company sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum pre-tax threshold through salary deferrals. The plan provides a company match on 100% of salary deferrals that do not exceed 10% of compensation. The Company contributed $5.0 million, $3.7 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

11.Leases

Nature of Leases
The Company has operating leases on office spaces, various vehicles and compressors with remaining lease durations in excess of one year. These leases have various expiration dates through 2030. The vehicles are used for field operations and leased from third parties. The Company recognizes right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized.
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
Future amounts due under operating lease liabilities as of December 31, 2025, were as follows (in thousands):

2026	$8,046
2027	6,686
2028	4,475
2029	2,342
2030	534
Total lease payments	22,083
Less: imputed interest	(2,532)
Total	$19,551
The following table summarizes our total lease costs before amounts are recovered from our joint interest partners, where applicable, for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Operating lease cost	$8,283	$11,748	$14,309
The Company does not have any material leases that are short term. The weighted-average remaining lease term as of December 31, 2025 was 3.16 years. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2025 was 7.82%.

	Year ended December 31,
	2025	2024	2023
Operating cash outflows from operating leases	$7,955	$11,681	$14,066
12.Partners’ Capital and Members’ Equity
Partners’ Capital
The Company was formed to effectuate the Corporate Reorganization, the Offering and related transactions thereto, as described in Note 1. Nature of Business. On October 25, 2023, the Company issued 88.8 million common units to Existing Owners of the Mach Companies. See Note 3 for additional information on the merger transactions related to the acquisitions of BCE-Mach and BCE-Mach II. On October 27, 2023, the Company completed the Offering and issued 10.0 million common units to public unitholders. Contemporaneously, the Company used a portion of the proceeds from the Offering to repurchase 3.8 million common units from certain Existing Owners of the Mach Companies.
On September 16, 2025, the Company closed the IKAV Acquisition and Sabinal Acquisition, which included the issuance of 30.6 million and 19.2 million common units, respectively, as part of the total consideration for each transaction. As of

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On September 9, 2024, the Company completed a public offering of 7.3 million common units at a price of $16.50 per common unit. On September 24, 2024, the underwriters of the public offering partially exercised their option to purchase an additional 1.0 million common units at a price to the public of $16.50 per common unit, less underwriting discounts and commissions. The sale of the Company’s common units resulted in gross proceeds of $136.8 million and net proceeds of $128.9 million, after deducting underwriting fees and offering expenses. Proceeds from the offering were used to fund the Western Kansas Acquisition and the Ardmore Basin Acquisition.
As of December 31, 2025 and December 31, 2024, the Company had 168.4 million and 103.5 million common units outstanding, respectively. On February 7, 2026, 0.2 million common units were cancelled as part of post closing adjustments associated with the Sabinal Acquisition, which reduced total reported units outstanding on the Statement of Partners’ Capital as of December 31, 2025. As of December 31, 2025 there was 49.6 million units outstanding that were issued as part of the IKAV and Sabinal Acquisitions that were restricted by a 180-day lockup period.
For the years ended December 31, 2025 and 2024, the Company distributed $1.94 and $3.20 per unit, respectively, for total cash distributions of $244.5 million and $309.8 million, respectively.
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
Contributions from the Company’s predecessor members were $20.0 million for the year ended December 31, 2023. Distributions to the Company’s predecessor members were $101.4 million for the years ended December 31, 2023.
13.Earnings Per Common Unit
The Company has a single class of common units. The Company has potentially dilutive securities as of December 31, 2025, which consist of phantom units issued under the Company’s long-term incentive plan. The treasury stock method is used to determine the dilutive impact for the Company’s phantom units. As of December 31, 2025, 2024 and 2023, there

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were 29.8 thousand, 10.4 thousand and 0.7 million phantom units, respectively, that were considered antidilutive and thus excluded from the calculation of diluted earnings per common unit.
The following represents the computation of basic and diluted earnings per common unit for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per unit data):

	Year Ended December 31,
	2025	2024	2023
Net income - basic and diluted	$142,984	$185,179	$68,518
Weighted-average common units outstanding - basic	131,455	97,591	94,907
Effect of dilutive securities	82	110	—
Weighted-average common units outstanding - diluted	131,537	97,701	94,907
Earnings per common unit - basic	$1.09	$1.90	$0.72
Earnings per common unit - diluted	$1.09	$1.90	$0.72
14.Related Party Transactions
Management Services Agreement
On October 27, 2023, in connection with the closing of the Offering, the Company entered into a new management services agreement (the “MSA,” and together with the Predecessor MSA, the “MSAs”) with Mach Resources and terminated the Predecessor MSA. Under the MSAs, Mach Resources manages and performs all aspects of oil and gas operations and other general and administrative functions for the Company and (i) will pay Mach Resources an annual management fee of approximately $7.4 million and (ii) reimburse Mach Resources for the costs and expenses of the services provided. On a monthly basis, the Company distributes funding to Mach Resources for performance under the MSA. During the years ended December 31, 2025, 2024 and 2023, the Company paid Mach Resources $135.7 million (inclusive of $7.4 million in management fees presented as general and administrative expense - related party in the statement of operations), $112.9 million (inclusive of $7.4 million in management fees presented as general and administrative expense - related party in the statement of operations) and $52.3 million (inclusive of $4.8 million in management fees presented as general and administrative expense - related party in the statement of operations), respectively. As of December 31, 2025 and 2024, the Company owed $0.9 million and $2.0 million, respectively, to Mach Resources, presented as accounts payable - related party.
Transition Services Agreements
In connection with the closing of the IKAV and Sabinal Acquisitions, the Company entered into a transition services agreement with each respective counterparty. For the year ended December 31, 2025, the Company paid the IKAV Sellers and the Sabinal Sellers $1.6 million and $4.3 million, respectively for continued assistance in transitioning processes to the Company.
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
BCE-Mach and BCE-Mach II
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes total revenues, significant expenses, net income, total assets and capital expenditures related to the E&P Segment for time periods presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenues	$1,175,390	$969,628	$762,309

Gathering and processing	138,836	106,152	39,449
Lease operating expense	263,793	180,513	127,602
Production taxes	48,761	45,674	31,882
Total significant expenses	451,390	332,339	198,933
Midstream operating expense	13,319	10,466	10,873
Cost of product sales	25,901	24,026	28,089
Depreciation, depletion, amortization and accretion – oil and natural gas	280,459	261,949	131,145
Depreciation and amortization – other	12,305	9,018	6,472
General and administrative	49,236	33,438	22,861
General and administrative – related party	7,400	7,400	4,792
Impairment of oil and gas properties	90,430	—	—
Interest expense	72,219	104,596	11,201
Loss on debt extinguishment	18,540	—	—
Other expense, net	11,207	1,217	1,385
Total expenses	1,032,406	784,449	415,751

Net income	$142,984	$185,179	$346,558

Total assets	$3,777,308	$2,338,214	$887,858

Capital expenditures, including acquisitions	$1,570,276	$365,485	$1,077,686
16.Subsequent Events
Distribution Declaration
On February 12, 2026, the Company declared its quarterly distribution for the fourth quarter of 2025 of $0.53 per common unit, which will be paid on March 12, 2026.
The Company has evaluated subsequent events through the date of issuance of these financial statements to ensure that any subsequent events that met the criteria for recognition and disclosure in this Annual Report have been properly included.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)
The following tables provide historical cost information regarding the Company’s oil and gas operations located entirely in the United States:
Capitalized Costs related to Oil and Gas Producing Activities

	As of December 31,
(in thousands)	2025	2024
Proved properties	$4,017,896	$2,419,998
Accumulated depreciation, depletion, amortization and impairment	(879,253)	(520,641)
Net capitalized costs	$3,138,643	$1,899,357
Costs Incurred in Oil and Gas Property Acquisition and Development Activities

	Year Ended December 31,
(in thousands)	2025	2024	2023
Acquisition	$1,210,871	$123,066	$774,887
Development	243,550	229,352	290,371
Exploratory	—	—	—
Costs incurred	$1,454,421	$352,418	$1,065,258
Results of Operations for Producing Activities
The following table includes revenue and expenses related to the production and sale of oil, natural gas, and NGLs. It does not include any derivative activity, interest costs or general and administrative costs.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues	$1,037,650	$936,785	$647,352
Production costs	(451,390)	(332,339)	(198,933)
Depreciation, depletion, amortization and accretion	(280,459)	(261,949)	(131,145)
Impairment of oil and gas properties	(90,430)	—	—
Results of operations from producing activities	$215,371	$342,497	$317,274
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Proved Reserves Summary
All of the Company’s reserves are located in the United States. The following table sets forth the changes in the Company’s net proved reserves (including developed and undeveloped reserves) for the years ended December 31, 2025, 2024 and 2023. Reserves estimates as of December 31, 2025 were estimated by our independent petroleum consulting firms Cawley, Gillespie & Associates, Inc and Netherland, Sewell & Associates, Inc. Reserve estimates as of December 31, 2024 and prior were estimated by Cawley, Gillespie & Associates, Inc.

Proved Reserves	Oil (MBbl)	Natural Gas (MMcf)	NGL (MBbl)	Oil Equivalents (MBoe)
December 31, 2022	48,580	629,620	46,833	200,349
Revisions of previous estimates	(724)	(95,817)	(13,768)	(30,462)
Purchases in place	33,198	632,049	55,668	194,208
Extensions, discoveries and other additions	—	—	—	—
Sales in place	(36)	—	—	(36)
Production	(5,445)	(59,378)	(3,068)	(18,409)
December 31, 2023	75,573	1,106,474	85,665	345,650
Revisions of previous estimates	(5,762)	39,892	8,518	9,404
Purchases in place	5,015	26,783	4,456	13,934
Extensions, discoveries and other additions	—	—	—	—
Sales in place	(9)	—	—	(9)
Production	(7,382)	(101,147)	(7,489)	(31,729)
December 31, 2024	67,435	1,072,002	91,150	337,250
Revisions of previous estimates	(8,210)	199,215	7,241	32,234
Purchases in place	52,692	1,773,560	24,691	372,979
Extensions, discoveries and other additions	—	—	—	—
Sales in place	—	—	—	—
Production	(7,719)	(135,026)	(7,507)	(37,730)
December 31, 2025	104,198	2,909,751	115,575	704,732

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proved Developed Reserves	Oil (MBbl)	Natural Gas (MMcf)	NGL (MBbl)	Oil Equivalents (MBoe)
December 31, 2022	29,984	527,369	39,239	157,117
December 31, 2023	49,629	909,372	69,193	270,384
December 31, 2024	46,056	808,820	66,772	247,630
December 31, 2025	90,869	2,176,382	90,793	544,392

Proved Undeveloped Reserves	Oil (MBbl)	Natural Gas (MMcf)	NGL (MBbl)	Oil Equivalents (MBoe)
December 31, 2022	18,596	102,251	7,594	43,232
December 31, 2023	25,944	197,102	16,472	75,266
December 31, 2024	21,379	263,182	24,378	89,620
December 31, 2025	13,329	733,369	24,782	160,340
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
In 2025, the 372,979 MBoe of acquisitions represents the reserves acquired from several acquisitions that closed in 2025. See Note 3 for more information. The 32,234 MBoe of upward revisions in proved reserves were the result of higher commodity prices (25,847 MBoe), the addition of PUDs within proven areas of development (21,081 MBoe), the deletion of PUDs due to changes in the corporate development plan (-19,075 MBoe) and the addition of proved developed producing reserves associated with the drilling of wells within proved areas that were not booked as PUD at prior year-end (9,576 MBoe). The Company classifies these changes as revisions of previous estimates due to the Company’s drilling occurring in mature basins with well-established production histories and clearly defined development patterns, which we consider to be proven areas. The Company had no extensions or discoveries in 2025. The remainder was associated with revisions to reflect current lease operating expenses and production pricing differentials.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the standardized measure of discounted future net cash flow from projected production of the Company’s oil and natural gas reserves:

Standardized Measure of Discounted Future Net Cash Flows (in thousands)	As of December 31,
	2025	2024	2023
Future cash inflows	$15,144,885	$8,120,568	$9,729,149
Future costs:
Production(1)	(7,113,445)	(3,489,856)	(3,831,083)
Development(2)	(1,897,458)	(1,150,411)	(1,097,667)
Income taxes(3)	(17,761)	(1,099)	(1,773)
Future net cash flows	6,116,221	3,479,202	4,798,626
10% annual discount	(3,036,223)	(1,589,447)	(2,222,818)
Standardized measure	$3,079,998	$1,889,755	$2,575,808
____________
(1)Production costs include production severance taxes, ad valorem taxes and operating expenses.
(2)Development costs include plugging expenses, net of salvage and net capital investment.
(3)Represents Texas franchise tax.

Changes in Standardized Measure of Discounted Future Net Cash Flows (in thousands)	Year Ended December 31,
	2025	2024	2023
Standardized measure, beginning of period	$1,889,755	$2,575,808	$2,951,627
Revisions of previous quantity estimates	209,397	72,769	(509,130)
Changes in estimated future development costs	(34,703)	(91,198)	4,361
Purchases of minerals in place	1,496,037	111,481	1,374,144
Net changes in prices and production costs	18,371	(536,970)	(1,248,485)
Divestiture of reserves	—	(295)	(1,207)
Accretion of discount	189,036	257,686	295,351
Net change in taxes	(7,413)	443	827
Sales of oil and gas produced, net of production costs	(586,260)	(604,446)	(448,419)
Development costs incurred during the period	76,192	168,617	56,064
Change in timing of estimated future production and other	(170,414)	(64,140)	100,675
Standardized measure, end of period	$3,079,998	$1,889,755	$2,575,808
Price and cost revisions are primarily the net result of changes in prices, based on beginning of the year reserve estimates. Future development costs revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity.
Average oil prices used in the estimation of proved reserves and calculation of the standardized measure were $65.34, $75.48 and $78.22 for the years ended December 31, 2025, 2024 and 2023, respectively. Average realized gas prices were $3.39, $2.13 and $2.64 for the years ended December 31, 2025, 2024 and 2023, respectively. We used 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(b) under the Exchange Act) as of December 31, 2025. Based on such evaluation, such officers have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2025.
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
Executive Officers and Directors of Our General Partner

The following table sets forth certain information regarding the current executive officers and directors of our general partner.

Name	Age	Position
Tom L. Ward	66	Chief Executive Officer and Director
Kevin R. White	68	Chief Financial Officer
Michael E. Reel	40	General Counsel and Secretary
William W. McMullen	40	Chairman of the Board
Edgar R. Giesinger	69	Director
Stephen Perich	46	Director
Christopher J. Burn	60	Director
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
Edgar R. Giesinger — Director. Mr. Giesinger has served as a Director since the Offering. Mr. Giesinger retired as a managing partner from KPMG LLP in 2015. Since November 2015, Mr. Giesinger has served on the board of directors of Geospace Technologies Corporation (NASDAQ: GEOS), a publicly traded company primarily involved in the design and manufacture of instruments and equipment utilized in oil and gas industries. Since May 2017, Mr. Giesinger has served on the board of directors of Solaris Energy Infrastructure, Inc. (NYSE: SEI), a public company that delivers power generation and distribution solutions, and logistics equipment and services, serving clients in the data center, energy, and other commercial and industrial sectors. He has 35 years of accounting and finance experience working mainly with publicly traded corporations. Over the years, he has advised a number of clients in accounting and financial matters, capital raising, international expansions and in dealings with the SEC. While working with companies in a variety of industries, his primary focus has been energy and manufacturing clients. Mr. Giesinger is a certified public accountant in the State of Texas and former chairman of the Texas TriCities Chapter of the National Association of Corporate Directors. He has lectured and led seminars on various topics dealing with financial risks, controls and financial reporting. Mr. Giesinger graduated from the University of Texas with a Bachelor of Business Administration in Accounting.
We believe that Mr. Giesinger’s extensive financial and accounting experience, including that related to the energy and manufacturing industries, qualifies him to effectively serve as a member of the Board.
Stephen Perich — Director. Mr. Perich has served as a Director since the Offering. Mr. Perich served as the Head of Energy Investment Banking for the Americas at UBS Investment Bank from August 2018 to November 2023. As head of UBS’ energy investment banking practice, he managed a team of professionals focused on capital markets execution and mergers and acquisitions advisory services. He maintained regular strategic dialogue with management teams and boards of directors of energy companies, assisting them with capital raising and strategic growth initiatives. Since January 2024, he has served on the Board of Directors of Visuray PLC, an oilfield technology company. He has lectured and led conferences on various topics including energy fundamentals and capital markets. Mr. Perich graduated from Georgetown University in 2001 with a Bachelor of Science degree in Finance and received a Master of Business Administration from the University of Texas at Austin in 2006.

We believe that Mr. Perich’s extensive experience in financial markets, oil and gas, capital markets and mergers and acquisitions, including that related to the energy and manufacturing industries, qualifies him to effectively serve as a member of the Board.
Christopher J. Burn — Director. On December 15th, 2025, Mr. Burn was appointed as Director. Since July 2025, Mr. Burn has served as a consultant at Goshen Analytics LLC, formerly Goshen Investments, LLC. Mr. Burn previously served as the Chief Investment Officer of The Diana Davis Spencer Foundation from November 2021 to June 2025, again as a consultant at Goshen Investments, LLC from May 2021 to October 2021 and as Global Head of Macro Research of Archegos Capital Management from 2018 to March 2021. Mr. Burn graduated from Wesleyan University in 1988 with a Bachelor of Arts from the College of Social Studies and received a Master of Business Administration from the Wharton School at the University of Pennsylvania in 1995.
We believe that Mr. Burn’s extensive experience in financial markets and previous leadership positions in finance-related roles, qualifies him to effectively serve as a member of our board of directors.
Francis A. Keating II — Ex-Director. On December 15, 2025, Mr. Keating resigned, effective immediately, as a director of the board of directors of Mach Natural Resources GP LLC, and as a member of the Audit Committee and the Conflicts Committee. Mr. Keating’s resignation was not because of any disagreement with management or the board of directors on any matter relating to the Partnership’s operations, policies or practices.
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
Director Independence
Our independent directors, William W. McMullen, Edgar R. Giesinger, Stephen Perich and Christopher J. Burn, meet the independence standards established by the NYSE listing rules.
Code of Business Conduct and Ethics
Our Board of Directors has adopted a Code of Ethics, which is available free of charge on our website, ir.machnr.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics by posting such information on the website address and location specified above.

Insider Trading Policy
The Company has adopted and maintains the Insider Trading Policy (the “Insider Trading Policy”), which the Company believes is reasonably designed to promote compliance with federal and state securities laws, rules and regulations, and NYSE listing standards. The Insider Trading Policy applies to all directors, officers, and employees of the Company and its subsidiaries, any other person or entity determined by our general partner who have access to material nonpublic information, such as contractors and consultants, as well as to Company and our general partner. It governs the purchase, sale, or other disposition of the Company’s securities, other equity investments, and derivative securities (e.g., common units, options to purchase common units, common unit appreciation rights, restricted units, phantom units, and derivative securities that are not issued by the Company, such as exchange-traded put or call options or swaps relating to Company’s securities) and generally prohibits, among other things, persons subject to the Insider Trading Policy from engaging in transactions in the Company’s securities while aware of material, non-public information relating to the Company or its securities.
Committees of the Board of Directors
The Board has an audit committee, a compensation committee, and a conflicts committee. The NYSE listing rules do not require a listed limited partnership to establish a compensation committee or a nominating and corporate governance committee. However, we have established a compensation committee that has the responsibilities set forth below.
Audit Committee
We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE listing rules and rules of the SEC. The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management. Edgar R. Giesinger, Stephen Perich and Christopher J. Burn serve on the audit committee. Edgar R. Giesinger serves as chair of the audit committee. SEC rules also require that a public company disclose whether its audit committee has an “audit committee financial expert” as a member. The Board has determined that Edgar R. Giesinger qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K.
Conflicts Committee
In accordance with the terms of our partnership agreement, two or more members of the Board serve on our conflicts committee to review specific matters that may involve conflicts of interest. The members of our conflicts committee cannot be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on a conflicts committee of a board of directors. In addition, the members of our conflicts committee cannot own any interest in our general partner or its affiliates or any interest in us or our subsidiaries other than common units or awards, if any, under our incentive compensation plan. Edgar R. Giesinger, Stephen Perich and Christopher J. Burn serve as members of our conflicts committee.
Compensation Committee
The members of our compensation committee are Edgar R. Giesinger, Stephen Perich and William W. McMullen. Stephen Perich serves as chair of the compensation committee. Each of the members of our compensation committee are independent under the applicable rules and regulations of the NYSE and are a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE.
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
Board Leadership Structure
Leadership of our general partner’s board of directors is vested in a Chairman of the Board. Mr. William W. McMullen serves as a Director and the Chairman of the Board. We have no policy with respect to the separation of the offices of chairman of the Board and chief executive officer. Instead, that relationship is defined and governed by the general partner agreement of our general partner, which permits the same person to hold both offices. Directors of the Board are designated or elected by the Sponsor and Tom L. Ward through his ownership of Mach Resources as the members of our general partner. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.
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
Delinquent Section 16(a) Reports
None.
Item 11. Executive Compensation
We do not directly employ directors, officers or employees; instead, all of the employees that conduct our business are either employed by Mach Resources or its subsidiaries. We depend on Mach Resources and such employees to provide us and our General Partner with services necessary to operate our business. The management, maintenance and operational functions of our business are currently provided by Mach Resources pursuant to the MSA. The MSA provides that we will reimburse Mach Resources for the direct and indirect costs associated with such services and pay an annual management fee of approximately $7.4 million. Neither our General Partner nor the Sponsor currently receive any management fee or other compensation with respect to the management of our business; however, to the extent they did provide services in the future, they would be entitled to reimbursement under the partnership agreement. Our partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our partnership agreement provides that our General Partner will determine the expenses that are allocable to us. The reimbursement of expenses to our General Partner and its affiliates will reduce the amount of cash available for distribution to our unitholders. During the year ended December 31, 2025, we paid $135.7 million to Mach Resources, which consists of $7.4 million for an annual management fee and $128.3 million for reimbursements of its costs and expenses under the MSA.
For a description of our other relationships with our affiliates, please read “Certain Relationships and Related Party Transactions and Director Independence” included in Item 13 of Part III of this Annual Report. Although all of the employees that conduct our business are employed by Mach Resources, we sometimes refer to these individuals in this Annual Report as our employees.

Emerging Growth Company Status
We are currently considered an “emerging growth company,” within the meaning of the Securities Act, for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Furthermore, our reporting obligations extend only to our “named executive officers,” who are the individuals who served as our principal executive officer during 2025 and our next two most highly compensated executive officers at the end of 2025. Accordingly, our “Named Executive Officers” for 2025 are:

Name	Principal Position
Tom L. Ward	Chief Executive Officer
Kevin R. White	Chief Financial Officer
Michael E. Reel	General Counsel and Secretary
2025 Summary Compensation Table
The following table summarizes the compensation awarded to, earned by or paid to our Named Executive Officers for the fiscal year ended December 31, 2025.

Name and Principal Position	Year	Salary[1]	Bonus[2]	Stock Awards[3]	Non-Equity Incentive Plan Compensation	All Other Compensation[4]	Total
Tom L. Ward	2025	$750,000	$—	$—	$—	$537,262	$1,287,262
Chief Executive Officer	2024	$600,000	$—	$—	$—	$457,771	$1,057,771
Kevin R. White	2025	$546,250	$332,312	$898,995	$—	$153,775	$1,931,332
Chief Financial Officer	2024	$546,250	$72,625	$800,619	$—	$90,089	$1,509,583
Michael E. Reel	2025	$384,532	$133,263	$351,005	$—	$58,352	$927,152
General Counsel and Secretary	2024	$361,324	$44,533	$367,814	$—	$31,027	$804,698

(1)	The amounts in this column reflect the base salary earned by each Named Executive Officer.
(2)	The amounts in this column represent discretionary short-term cash incentive awards paid as more specifically discussed under “Narrative Disclosure to Summary Compensation Table — Annual Bonuses.” For Messrs. White and Reel, $18,000 and $8,500 of the 2024 amounts in the column, respectively, represent a separate, discretionary bonus awarded by the Board’s compensation committee based on Company performance at 2024 year-end.
(3)	Represents the grant date fair value of Performance Phantom Units (as defined below) granted to Messrs. White and Reel pursuant to the Long-Term Incentive Plan. The amounts shown in this column were computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. See Note 9 of our audited consolidated financial statements included in Item 8 of Part II of this Annual Report for details. These amounts do not necessarily correspond to the actual value that will be realized by Messrs. White and Reel.
(4)	The amounts in this column reflect the Company’s matching contributions to the Company’s 401(k) plan for the Named Executive Officers for each year presented. For 2024, amounts include DER payments associated with the vesting of Award Units (as defined below) of $0.1 million, $60 thousand, and $16 thousand for Messrs. Ward, White and Reel, respectively. For 2025, amounts include DER payments associated with the vesting of Award Units of $0.2 million, $0.1 million, and $35 thousand for Messrs. Ward, White and Reel, respectively. For Mr. Ward, these amounts include personal use of chartered aircraft of $0.3 million for fiscal years ended December 31, 2025, and 2024, respectively.
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
Annual Bonuses
Annual cash bonuses are used to motivate and reward our executives and other employees. The annual bonuses paid to our Named Executive Officers (other than Mr. Ward) are discretionary bonuses determined by Mr. Ward and the Compensation Committee, and not linked to any performance metrics of the Company or otherwise. Mr. Ward historically has not been considered for annual bonuses and, accordingly, Mr. Ward did not receive an annual bonus in 2025 or 2024. The Compensation Committee approved the following target annual bonus opportunities for each of our Named Executive Officers (other than Mr. Ward) effective January 1, 2025: $305,000 for Mr. White and $115,000 for Mr. Reel.
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
The Company awarded a target number of performance-based Award Units (“Performance Phantom Units”) to Messrs. White and Reel under the Long-Term Incentive Plan, as follows: (i) 31,758 and 52,328 to Mr. White in May 2024 and January 2025, respectively, and (ii) 14,590 and 20,431 to Mr. Reel in May 2024 and January 2025, respectively. The number of shares of common units issued pursuant to each Performance Phantom Unit award agreement will be from 0% to 200% of the target number of Performance Phantom Units thereunder based on a combination of the Company's (i) total shareholder return (“TSR”), (ii) relative total shareholder return (“RTSR”) compared to the TSR of the companies in the Company’s designated peer group, and (iii) total recordable incident rate (“TRIR”), in each case, for the applicable performance period. The Performance Phantom Unit awards are broken into two categories: long-term performance units (which constitute 50% of the target Performance Phantom Units subject to an award), which have a three year performance period, and short-term performance units (which constitute the remaining 50% of the target Performance Phantom Units subject to an award), which are broken into three substantially equal tranches with separate one-year performance periods. Performance Phantom Units vest based on the achievement of the applicable performance metrics at the end of the applicable performance period, subject generally to the applicable executive officer’s continued employment through such performance period. Within 60 days following the vesting of a Performance Phantom Unit, the executive officer will receive a common unit of the Company. Each Performance Phantom Unit was granted with a corresponding DER. The Performance Phantom Units (and their corresponding DERs) held by the Named Executive Officers are subject to accelerated vesting in certain circumstances as discussed under “Additional Narrative Disclosure — Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at 2025 Fiscal Year-End
The following table sets forth information regarding all outstanding equity incentive awards held by each of our Named Executive Officers as of December 31, 2025.

Name	Grant Date	Number of Units That Have Not Vested (#)[1]	Market Value of Units That Have Not Vested ($)[2]	Equity Incentive Plan Awards: Number of Unearned Units that have not Vested (#)[3]	Equity Incentive Plan Awards: Market Value of Unearned Units that have not Vested ($)[2]
Tom L. Ward	10/27/2023	36,842	$406,736	—	$—
Kevin R. White	1/1/2025	—	$—	43,606	$481,410
	5/3/2024	—	$—	21,171	$233,728
	10/27/2023	22,918	$253,015	—	$—
Michael E. Reel	1/1/2025	—	$—	17,025	$187,956
	5/3/2024	—	$—	9,726	$107,375
	10/27/2023	6,103	$67,377	—	$—

(1)	This columns represents Time-Based Phantom Units. Time-Based Phantom Units vest as described under “Narrative Disclosure to Summary Compensation Table — Equity Incentives.” Each Time-Based Phantom Unit was granted in tandem with a corresponding DER, which entitles the Named Executive Officer to receive a cash payment equal to the total distributions paid by the Company in respect of a common unit during the time the corresponding Time-Based Phantom Unit is outstanding. A Time-Based Phantom Unit’s corresponding DER vests at the same time the Time-Based Phantom Unit vests. The Time-Based Phantom Units (and their corresponding DERs) held by the Named Executive Officers are subject to accelerated vesting as discussed under “Additional Narrative Disclosure — Potential Payments Upon Termination or Change in Control.”
(2)	The market value amounts in this table were calculated based on unit price of $11.04, the closing price of our common units on the New York Stock Exchange on December 31, 2025, the last trading day in fiscal year 2025.
(3)	This column represents Performance Phantom Units. Performance Phantom Units vest as described under “Narrative Disclosure to Summary Compensation Table — Equity Incentives.” Each Performance Phantom Unit was granted in tandem with a corresponding DER, which entitles the Named Executive Officer to receive a cash payment equal to the total distributions paid by the Company in respect of a common unit during the time the corresponding Performance Phantom Unit is outstanding. A Performance Phantom Unit’s corresponding DER vests at the same time the Performance Phantom Unit vests. The Performance Phantom Units (and their corresponding DERs) held by the Named Executive Officers are subject to accelerated vesting as discussed under “Additional Narrative Disclosure — Potential Payments Upon Termination or Change in Control.” The one-year performance tranche for 2024 under the Performance Phantom Unit awards granted May 3, 2024 was earned at 93.75% based on 125% achievement of the TSR and RTSR performance components and 0% achievement of TRIR performance components, in each case, for 2024. The one-year performance tranches for 2025 under the Performance Phantom Unit awards granted May 3, 2024 and January 1, 2025 were earned at 0% based on a 0% achievement of the TSR and RTSR and a 0% achievement of the TRIR performance components, in each case, for 2025.
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
In September 2025, the Compensation committee approved an increase to $82,500 per year for service as a board member, effective as of January 1, 2026.
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

Director Compensation Table
The following table summarizes the compensation awarded or paid to certain non-employee members of the Board for the fiscal year ended December 31, 2025. For summary information on the provision of the plans and programs, refer to the “Non-Employee Director Compensation” discussion immediately preceding this table.

Name	Fees Earned or Paid in Cash[1]	Stock Awards[2]	All Other Compensation[3]	Total
Edgar R. Giesinger	$100,000	$150,006	$20,839	$270,845
Stephen Perich	$100,000	$150,006	$20,839	$270,845
Francis A. Keating II	$75,000	$150,006	$20,839	$245,845
Christopher J. Burn	$—	$—	$—	$—
William W. McMullen[4]	$—	$—	$—	$—

(1)	Represents fees earned by or paid to our non-employee directors for services during calendar year 2025.
(2)	Each of our non-employee directors (other than Mr. McMullen) received an award of 12,039 Award Units, each of which was granted with a corresponding DER. The amounts reflected in this column represent the grant date fair value of the Award Units granted to each of our non-employee directors pursuant to the Long-Term Incentive Plan, as computed in accordance with FASB ASC Topic 718. See Note 9 of our audited consolidated financial statements included in Item 8 of Part II of this Annual Report for details.
(3)	For Mr. Giesinger, Mr. Perich, and Mr. Keating, represents DER payments in connection with vesting of Award Units. Mr. McMullen does not receive any DER payments.
(4)	Mr. McMullen does not receive cash or stock awards for his service as a member of the Board under the Non-Employee Director Compensation Policy because he is a service provider of Bayou City Energy, L.P. or its affiliates.
Compensation Committee Interlocks and Insider Participation
None of our executive officers serve on the board of directors or compensation committee of another public company that has an executive officer that serves on our Board or Compensation Committee. No member of our Board is an executive officer of another public company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information known to us, based on filings made under Section 13(d) and 13(g) of the Exchange Act, regarding the beneficial ownership of our common units as of March 5, 2026 by:
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

As of March 5, 2026, there were 168,218,770 common units outstanding.

	Common Units Beneficially Owned
	Common Units[3]	Percentage of Common Units
Name of Beneficial Owner:
Investment funds managed by Bayou City Energy Management LLC(1)	74,850,632	44.5%
IKAV General Partner S.a r.l.	30,611,264	18.2%
Kayne Anderson Capital Advisors L.P.	19,187,581	11.4%
Tom L. Ward(2)	13,858,781	8.2%
Kevin R. White	432,953	*
Michael E. Reel	79,713	*
William W. McMullen(1)	74,850,632	44.5%
Edgar R. Giesinger	17,075	*
Stephen Perich	17,075	*
Christopher J. Burn	—	*
All executive officers and directors as a group (7 persons)	89,256,229	53.1%
____________
* Less than 1%.
(1) Represents the common units held by BCE-Mach Aggregator LLC (“BCE Aggregator”). Investment funds managed by Bayou City Energy Management LLC controls the investment decisions of BCE Aggregator and William W. McMullen has management control over these investment funds and accordingly may be deemed to share beneficial ownership of the common units held by BCE Aggregator. William W. McMullen disclaims beneficial ownership of such common units. The principal address for each of the above referenced entities is c/o Bayou City Energy, L.P., 2229 San Felipe Street, Suite 1075, Houston, TX 77019.
(2) Includes common units held through Mach Resources, over which Mr. Ward has control, common units held by the Tom L. Ward Family Foundation, over which Mr. Ward has control, and common units held in trust through the Tom L Ward 1992 Revocable Trust, of which 4,800,000 common units are pledged as collateral to secure certain personal indebtedness of Mr. Ward.
(3)    Does not include unvested grants under the Long-Term Incentive Plan.
Equity Compensation Plan Information
The following table provides information with respect to our common units that may be issued under our existing equity compensation plans as of December 31, 2025.

Plan Category	Number of common units to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common units remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders
Mach Natural Resources LP 2023 Long-Term Incentive Plan(1)	1,931,563	$—	7,242,822
Equity compensation plans not approved by unitholders
None	—	$—	—
Total	1,931,563	$—	7,242,822
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
A description of the material terms of the Award Units (and corresponding DERs) granted under the Long-Term Incentive Plan to our Named Executive Officers as of December 31, 2025 is included within “Executive Compensation— Equity Incentives— 2023 Long-Term Incentive Plan” in Item 11 of Part III of this Annual Report, which description is incorporated into this Equity Compensation Plan Information disclosure by reference. The Long-Term Incentive Plan is incorporated by reference herein as Exhibit 10.1.
Item 13. Certain Relationships and Related Transactions, and Director Independence
As of the date hereof, the Sponsor owns 74,850,632 common units representing an approximate 44.5% limited partner interest in us, and BCE-Mach Aggregator, which is controlled by the Sponsor, owns 80.3% of our General Partner. Tom L. Ward beneficially owns 13,858,781 common units (excluding any unvested grants under the Long-Term Incentive Plan) representing an approximate 8.2% limited partner interest in us and beneficially owns 19.7% of our General Partner through his ownership of Mach Resources. The Sponsor, who owns BCE-Mach Aggregator, and Tom L. Ward through his ownership of Mach Resources indirectly appoint all of the directors of our General Partner, which owns a non-economic general partner interest in us.
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

Unless otherwise stated, each of the Related Party Transactions discussed below were authorized or consummated prior to our adoption of the RPT Policy. See Note 14 for additional information on Related Party Transactions.
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

The affiliates of our General Partner (the Sponsor and Tom L. Ward through his ownership in Mach Resources) beneficially own 88,709,413 common units, representing approximately 52.7% of our outstanding common units and receive a pro rata percentage of the cash distributions that we distribute in respect thereof.

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
Agreements with Management
Tom L. Ward, our Chief Executive Officer, and certain affiliated entities of Mr. Ward have royalty and working interests in certain of our wells. The payments related to these certain interests were $272,752 for the year ended December 31, 2025.
Management Services Agreement
We have entered into a management services agreement (“MSA”) with Mach Resources setting forth the operational services arrangements described below. Mach Resources is owned 50.5% by our Chief Executive Officer, Tom L. Ward, through the Tom L Ward 1992 Revocable Trust and 49.5% by WCT Resources LLC which is owned by certain trusts affiliated with Mr. Ward. Mach Resources provides certain management, maintenance and operational functions with respect to our assets as fully described in the MSA (the “Services”). We (i) pay Mach Resources an annual management fee of approximately $7.4 million and (ii) reimburse Mach Resources for the costs and expenses of the Services provided, including, but not limited to, (a) all reasonable third-party costs and expenses incurred by or paid by Mach Resources or its Affiliates in the performance of the Services, including the costs of any Person engaged by the Service Provider pursuant to the terms of the MSA, and (b) all general, administrative and supervision costs and expenses. We reimburse Mach Resources on a quarterly basis or at other intervals that we and Mach Resources may agree from time to time. Payments under the MSA to Mach Resources were $135.7 million for the year ended December 31, 2025. We anticipate that the size of the reimbursements to Mach Resources will vary with the size and scale of our operations, among other factors. The MSA has an initial term of two years and automatically extends for successive extension terms of one year each, unless terminated by either party in accordance with the MSA. In the MSA, both us and Mach Resources, an affiliate of our General Partner, and our respective affiliates agree to indemnify and hold harmless the other party from any and all losses arising out of or in connection with the agreement except for losses resulting from (i) fraud, gross negligence or willful misconduct of the other party, (ii) willful breach of the other party or (iii) employment claims made by Mach Resources employees.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Grant Thornton LLP, Oklahoma City, OK, Auditor Firm ID: 248.
Aggregate fees for professional services rendered for the Company by Grant Thornton LLP for the years ended December 31, 2025 and 2024, are presented in the following table.

	Year Ended December 31,
(in thousands)	2025	2024
Audit fees	$1,594	$1,479
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,594	$1,479
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

2.2*†
Purchase and Sale Agreement, dated as of July 9, 2025 by and among Sabinal Energy Operating, LLC, Sabinal Resources, LLC and Sabinal CBP, LLC, as sellers, and Mach Natural Resources LP, as buyer (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2025).

2.3*†
Membership Interest Purchase Agreement, dated as of July 9, 2025 by and among VEPU Inc. and Simlog Inc., as sellers, and Mach Natural Resources LP, as buyer (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2025).

2.4*
First Amendment to Membership Interest Purchase Agreement, dated as of September 16, 2025, by and among Simlog Inc. and VEPU Inc., as sellers, and the Company, as buyer (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed on September 17, 2025).

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
4.2*
Registration Rights Agreement, dated as of September 16, 2025, by and among Mach Natural Resources LP and each of the sellers party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 17, 2025).

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

10.10*††	Partnership’s Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K filed on May 9, 2024).
10.11*††	Form of Participation Agreement under the Partnership’s Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.3 of the Partnership’s Form 8-K filed on May 9, 2024).
10.12*††
First Amendment to Term Loan Credit Agreement, dated August 26, 2024, among the Partnership, the guarantors party thereto, the lenders party thereto, Texas Capital Bank, as the administrative agent, and Chambers Energy Management LP, as the loan commitment arranger (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K filed on August 30, 2024).

10.13*
First Amendment to Revolving Credit Agreement, dated August 26, 2024, among the Partnership, the guarantors party thereto, the lenders party thereto and MidFirst Bank, as the administrative agent (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K filed on August 30, 2024).

10.14*†
Revolving Credit Agreement, dated February 27, 2025, among Mach Natural Resources LP, the lenders and issuing banks party thereto from time to time and Truist Bank, as the administrative agent and collateral agent incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K filed on February 27, 2026).

10.15*
Letter Agreement, dated as of July 8, 2025, by and among Mach Natural Resources LP, the lenders party thereto and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2025).

10.16*
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

19.1**	Mach Natural Resources LP Insider Trading Policy.
21.1**	List of Subsidiaries of Mach Natural Resources LP.
23.1**	Consent of Grant Thornton LLP.
23.2**	Consent of Cawley, Gillespie & Associates.
23.3**	Consent of Netherland, Sewell & Associates, Inc.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
97.1*	Clawback Policy of Mach Natural Resources LP (incorporated by reference to Exhibit 97.1 of the Partnership’s Form 10-K filed on March 13, 2025).
99.1**	Report of Cawley, Gillespie & Associates, dated January 15, 2026, of reserves of Mach Natural Resources LP, as of December 31, 2025.
99.2*
Report of Cawley, Gillespie & Associates, dated January 21, 2025, of reserves of Mach Natural Resources LP, as of December 31, 2024 (incorporated by reference to Exhibit 99.4 of the Partnership’s Form 8-K filed on February 5, 2025).

99.3**	Report of Netherland, Sewell & Associates, dated January 16, 2026, of reserves of Mach Natural Resources LP, as of December 31, 2025.
99.4**	Report of Netherland, Sewell & Associates, dated January 15, 2026, of reserves of Mach Natural Resources LP, as of December 31, 2025.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________

*	Incorporated herein by reference as indicated.
**	Filed herewith.
***	Furnished herewith.
†	Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
††	Management contract of compensatory plan or agreement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mach Natural Resources LP (Registrant)

	By:	Mach Natural Resources GP LLC, its general partner

Date: March 12, 2026	By:	/s/ Tom L. Ward
	Name:	Tom L. Ward
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2026.

Name	Title

/s/ Tom L. Ward	Chief Executive Officer and Director
Tom L. Ward	(Principal Executive Officer)

/s/ Kevin R. White	Chief Financial Officer
Kevin R. White	(Principal Financial Officer and Principal Accounting Officer)

/s/ William W. McMullen	Chairman of the Board
William W. McMullen

/s/ Edgar R. Giesinger	Director
Edgar R. Giesinger

/s/ Stephen Perich	Director
Stephen Perich

/s/ Christopher J. Burn	Director
Christopher J. Burn