Form 10-Q
period 2026-03-31
MACH NATURAL RESOURCES LP
filed 2026-05-07
CIK 1980088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 168,224,213 common units outstanding as of May 1, 2026.

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
“WTI.” West Texas Intermediate.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q contains or incorporates by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events at the time such statement was made. When considering forward-looking statements, you should keep in mind the risk factors included in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report. All forward-looking statements speak only as of the date of this Quarterly Report.
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil, natural gas and NGLs. We disclose important factors that could cause our actual results to differ materially from our expectations as described under “Risk Factors” included in Part I, Item 1A in our Annual Report for the year ended December 31, 2025. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MACH NATURAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$52,689	$42,633
Accounts receivable – joint interest and other, net	63,808	70,167
Accounts receivable – oil, gas, and NGL sales	165,462	160,249
Short-term derivative assets	—	42,506
Inventories	42,458	43,511
Other current assets	16,112	18,886
Other current assets – related party	1,885	—
Total current assets	342,414	377,952
Oil and natural gas properties, using the full cost method:
Proved oil and natural gas properties	4,071,725	4,017,896
Less: accumulated depreciation, depletion, amortization and impairment	(967,224)	(879,253)
Oil and natural gas properties, net	3,104,501	3,138,643
Other property, plant and equipment	234,960	230,265
Less: accumulated depreciation	(39,672)	(35,511)
Other property, plant and equipment, net	195,288	194,754
Long-term derivative assets	741	12,492
Other assets	30,399	34,001
Operating lease assets	19,966	19,466
Total assets	$3,693,309	$3,777,308
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$84,936	$68,706
Accounts payable – related party	—	915
Accrued liabilities	106,788	115,565
Revenue payable	171,295	167,829
Short-term derivative liabilities	40,862	—
Current portion of operating lease liabilities	7,494	6,906
Total current liabilities	411,375	359,921
Long-term debt	1,134,520	1,144,056
Asset retirement obligations	267,681	261,856
Long-term derivative liabilities	11,613	2,962
Long-term portion of operating leases	12,563	12,645
Other long-term liabilities	7,039	6,479
Total long-term liabilities	1,433,416	1,427,998
Commitments and contingencies (Note 10)
Partners’ capital:
Partners’ capital	1,848,518	1,989,389
Total liabilities and partners’ capital	$3,693,309	$3,777,308
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per common unit data)

	Three Months Ended March 31,
	2026	2025
Revenue
Oil, natural gas, and NGL sales	$365,546	$252,726
Loss on oil and natural gas derivatives	(96,899)	(40,693)
Midstream revenue	9,609	6,130
Product sales	7,669	8,605
Total revenues	285,925	226,768

Operating expenses
Gathering and processing	59,271	28,161
Lease operating expense	100,932	48,752
Production taxes	16,567	12,774
Midstream operating expense	5,156	2,970
Cost of product sales	6,784	7,987
Depreciation, depletion, amortization and accretion – oil and natural gas	94,004	61,185
Depreciation and amortization – other	4,169	2,400
General and administrative	6,901	9,017
General and administrative – related party	1,850	1,850
Total operating expenses	295,634	175,096
(Loss) income from operations	(9,709)	51,672

Other (expense) income
Interest expense	(24,417)	(17,894)
Loss on debt extinguishment	—	(18,540)
Other (expense) income, net	(912)	648
Total other expense	(25,329)	(35,786)
Net (loss) income	$(35,038)	$15,886
Net (loss) income per common unit:
Basic	$(0.21)	$0.14
Diluted	$(0.21)	$0.14
Weighted average common units outstanding:
Basic	168,316	112,125
Diluted	168,316	112,199
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (UNAUDITED)
(in thousands)

	Common Units	Partners’ Capital
Balance at December 31, 2024	103,490	$1,199,046
Net income	—	15,886
Distributions to unitholders	—	(59,729)
Equity compensation	—	2,112
Vesting of phantom units, net of units withheld for withholding taxes	6	(69)
Common units issued in the public offering, net of underwriting fees and offering expenses	14,839	221,115
Balance at March 31, 2025	118,335	$1,378,361

Balance at December 31, 2025	168,207	$1,989,389
Net loss	—	(35,038)
Distributions to unitholders	—	(90,217)
Equity compensation	—	3,549
Vesting of phantom units, net of units withheld for withholding taxes	12	(118)
Common units cancelled in IKAV acquisition final settlement (Note 3)	(1,422)	(19,047)
Balance at March 31, 2026	166,797	$1,848,518
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(35,038)	$15,886
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion, amortization and accretion	98,173	63,585
Loss on derivative instruments	96,899	40,693
Loss on debt extinguishment	—	18,540
Cash receipts on settlement of derivative contracts, net	17,237	4,428
Debt issuance costs and discount amortization	1,677	1,416
Equity based compensation	3,549	2,112
Adjustments to expected credit losses	494	(249)
Loss (gain) on sale of assets	8	(29)
Settlement of asset retirement obligations	(321)	(18)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(5,044)	8,001
Revenue payable	3,466	(3,034)
Accounts payable and accrued liabilities	(9,843)	(5,377)
Inventories, other assets and other liabilities	(944)	(3,435)
Net cash provided by operating activities	170,313	142,519

Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(55,305)	(50,316)
Capital expenditures for other property and equipment	(4,740)	(1,071)
Acquisition of assets	(2,410)	(29,303)
Proceeds from sales of oil and natural gas properties	1,453	2,627
Proceeds from sales of other property and equipment	29	53
Net cash used in investing activities	(60,973)	(78,010)

Cash flows from financing activities
Proceeds from offering, net of offering costs	—	221,553
Repayments of borrowings on term note	—	(763,125)
Payments of debt extinguishment costs	—	(7,741)
Proceeds from borrowings on credit facilities	95,000	533,000
Repayments of borrowings on credit facilities	(105,000)	(73,000)
Debt issuance costs	—	(13,923)
Distributions to unitholders	(89,166)	(59,190)
Withholding taxes paid on vesting of phantom units	(118)	(69)
Net cash used in financing activities	(99,284)	(162,495)
Net increase (decrease) in cash and cash equivalents	10,056	(97,986)
Cash and cash equivalents, beginning of period	42,633	105,776
Cash and cash equivalents, end of period	$52,689	$7,790
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
The unaudited consolidated financial statements included herein were prepared from records of the Company in accordance with generally accepted accounting principles in the United States (“US GAAP”) and include accounts of our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, as included in the Company’s Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2026. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals that are considered necessary for a fair statement of the financial information, have been included.
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
As of March 31, 2026, the Company had one customer that represented approximately 20.3% of our total joint interest receivables. As of December 31, 2025, the Company had three customers that represented approximately 20.0%, 13.5% and 13.2% of our total joint interest receivables.
The Company establishes its allowance for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. The Company estimates uncollectible amounts based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s expected ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company considers forecasts of future economic conditions in its estimate of expected credit losses and adjusts its allowance for expected credit losses when necessary. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. At March 31, 2026 and December 31, 2025, the allowance for credit losses related to joint interest receivables were $9.6 million and $9.1 million, respectively, and the credit losses related to sales of oil and natural gas were not material. The increase in the allowance for credit losses is presented as Other (expense) income, net in the Company’s consolidated statement of operations.
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
Oil and Natural Gas Operations
The Company uses the full cost method of accounting for its exploration and development activities. Under this method of accounting, costs of both successful and unsuccessful exploration and development activities are capitalized as proved oil and natural gas properties. This includes any internal costs that are directly related to exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities, which are expensed as incurred. Capitalized costs are depreciated using the unit of production method. Under this method, depletion is computed at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by a net equivalent proved reserves at the beginning of the period. The average depletion rate per barrel equivalent unit of production was $6.20 and $8.12 for the three months ended March 31, 2026 and 2025, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $88.0 million and $59.1 million for the three months ended March 31, 2026 and 2025, respectively.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Under the full cost method, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the full cost “ceiling” at the end of each reporting period. The ceiling is calculated based on the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%. The estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and natural gas properties. Estimated future net cash flows are calculated using the preceding 12-months’ average price based on closing prices on the first day of each month. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. The ceiling limitation computation is determined without regard to income taxes due to the Internal Revenue Service (“IRS”) recognition of the Company as a flow-through entity. No impairments on proved oil and natural gas properties were recorded for the three months ended March 31, 2026 and 2025.
Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. As of March 31, 2026, and December 31, 2025, the Company had no properties excluded from the full cost pool.
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
Other Property and Equipment, Net
Other property and equipment primarily consists of gathering systems, processing plants, and salt water disposal systems. Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years. Depreciation expense for other property and equipment was $4.2 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively.
Impairment losses are recorded on property and equipment used in operations and other long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. No impairment of other property and equipment was recorded for the three months ended March 31, 2026 and 2025.
Inventories
Inventories are stated at the lower of cost or net realizable value and consist of production and midstream equipment not placed in service as of March 31, 2026 and December 31, 2025, and crude oil held in storage. The Company’s production equipment primarily consists of oil and natural gas drilling or repair items such as tubing, casing and pumping units, as well as pipe for midstream operations, and are valued primarily using a weighted average cost method applied to specific classes of inventory items. Crude oil inventories are valued using the first-in, first-out inventory method. The components of inventory consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Production equipment	$41,171	$42,122
Crude oil in storage	1,287	1,389
Total	$42,458	$43,511

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Debt Issuance Costs
On February 27, 2025, the Company capitalized $14.8 million of new debt issuance costs related to the New Credit Agreement. The remaining unamortized debt issuance costs of $0.5 million from the Revolving Credit Agreement were retained and added to the additional amount of debt issuance costs associated with the New Credit Agreement and are being amortized over the New Credit Agreement’s term. See Note 6 for further discussion.
The Company capitalized $3.8 million of new debt issuance costs related to the First Amendment to the New Credit Agreement on September 12, 2025. See Note 6 for further discussion.
Other assets include capitalized costs related to the New Credit Agreement of $19.1 million, net of accumulated amortization of $4.7 million as of March 31, 2026. As of December 31, 2025, other assets include capitalized costs related to the New Credit Agreement of $19.1 million, net of accumulated amortization of $3.5 million. These costs are being amortized over the terms of the related credit agreements and are reported as interest expense on the Company’s statement of operations.
The Company capitalized $6.5 million of new debt issuance costs related to the aggregate term loan commitments under the First Amendment to the New Credit Agreement on September 12, 2025. See Note 6 for further discussion.
Debt issuance costs associated with the Company’s term loan are presented as a reduction of the carrying value of long-term debt on the Company’s balance sheet. As of March 31, 2026 and December 31, 2025, the Company had unamortized debt issuance costs of $5.5 million and $5.9 million, respectively, in relation to the aggregate term loan commitments under the First Amendment to the New Credit Agreement.
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
The Company disallows the recognition of tax positions not deemed to meet a “more-likely-than not” threshold of being sustained by the applicable tax authority. The Company’s policy is to reflect interest and penalties related to uncertain tax positions in general and administrative expense, when and if they become applicable. The Company has not recognized any potential interest or penalties in its financial statements for the three months ended March 31, 2026. The Company’s tax years 2025, 2024, and 2023 remain open for examination by state authorities.
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
In general, the amount of ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an estimated credit adjusted rate. If the estimated ARO changes materially, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
changes in the estimated timing of abandonment. The following is a reconciliation of ARO for the three months ended March 31, 2026 and 2025 (in thousands):

	March 31, 2026	March 31, 2025
Asset retirement obligation at beginning of period	$261,856	$101,858
Liabilities assumed in acquisitions	—	34
Liabilities incurred	9	65
Liabilities settled	(217)	(66)
Accretion expense	6,033	2,046
Asset retirement obligation at end of period	$267,681	$103,937
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
Natural Gas and NGL Sales
Under the Company’s natural gas and NGL sales contracts, it first delivers wet natural gas to a midstream processing entity. After processing, the residue gas is transported to the purchaser at the inlet to certain natural gas pipelines, where the purchaser takes control, title and risk of loss of the product. The NGLs are delivered to the purchaser at the tailgate of the midstream processing plant, where the purchaser takes control, title and risk of loss of the product. For both natural gas sales and NGL sales, the Company evaluates whether it is the principal or the agent in the transaction. For those contracts where the Company has concluded it is the principal and the ultimate third party is its customer, the Company recognizes revenue on a gross basis, with gathering and processing fees presented as an expense in its statement of operations.
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
Concentrations
The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. The following purchasers each accounted for more than 10% of the Company’s revenues for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Purchaser A	25.0%	*
Purchaser B	21.5%	24.4%
Purchaser C	17.2%	29.3%
Purchaser D	*	10.7%
* Purchaser did not account for greater than 10% of oil, natural gas, and NGL sales for the period.

The Company’s receivables as of March 31, 2026 and 2025 from oil and gas sales are typically concentrated with the same counterparties noted above. The Company does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Contract Balances
Cash received relating to future performance obligations is deferred and recognized when all revenue recognition criteria are met. Receivables from contracts with customers were $165.5 million and $160.2 million as of March 31, 2026 and December 31, 2025, respectively. Receivables from contracts with customers were $124.9 million and $132.9 million as of March 31, 2025 and December 31, 2024, respectively, and are included in accounts receivable – oil, gas, and NGL sales in

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the Company’s consolidated balance sheets. Contract liabilities generated from such deferred revenue are not considered to be material as of March 31, 2026. The Company’s product sales and marketing contracts do not give rise to contract assets.
Revenue Disaggregation
The following table displays the revenue disaggregated and reconciles disaggregated revenue to the revenue reported (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
Oil	$154,892	$125,013
Natural gas	165,577	86,365
NGL	46,169	44,993
Gross oil, natural gas, and NGL sales	366,638	256,371
Transportation and gathering	(1,092)	(3,645)
Net oil, natural gas, and NGL sales	$365,546	$252,726
Earnings per Common Unit
The Company’s basic earnings per unit (“EPU”) is computed based on the weighted average number of common units outstanding for the period. Diluted EPU includes the effect of the Company’s phantom units if the inclusion of these units is dilutive. See Note 13 for additional information on the Company’s EPU.
Supplemental Cash Flow Information
Supplemental disclosures to the statements of cash flows are presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,233	$16,292
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures including amounts in accounts payable	$14,790	$650
Asset retirement cost capitalized	$9	$65
Right-of-use assets obtained in exchange for lease liabilities	$2,567	$707
Change in accrued distributions	$1,051	$539
Change in accrued offering costs	$—	$438
Change in accrued debt issuance costs	$—	$665
Change in accrued acquisition costs	$(2,320)	$—
Common units cancelled in IKAV acquisition final settlement	$(19,047)	$—
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.Acquisitions and Divestitures
IKAV Acquisition
On July 9, 2025, the Company entered into a membership interest purchase agreement (the “IKAV Purchase Agreement”) with VEPU Inc. and Simlog Inc. (collectively, the “IKAV Sellers”), pursuant to which the Company would acquire one hundred percent (100%) of the IKAV Sellers’ membership interests in certain rights, titles and interests in oil and gas properties, rights and related assets located in certain designated lands in the San Juan Basin of New Mexico and Colorado. The transaction closed on September 16, 2025 for consideration of approximately $759.6 million comprised of (i) $349.8 million in cash and (ii) 30.6 million common units (the “IKAV Unit Consideration”), subject to certain customary purchase price adjustments (the “IKAV Acquisition”). On May 6, 2026, the Company and the IKAV Sellers agreed to cancel 1.4 million common units from the IKAV Unit Consideration as part of customary purchase price adjustments related to the final settlement, and the equity consideration had a final value of approximately $390.8 million.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Initial IKAV Acquisition	Adjustments		As of March 31, 2026 IKAV Acquisition
Consideration transferred:
Common units issued	30,611,264	(1,422,476)	(b)	29,188,788
Closing price of common units on September 15, 2025	$13.39	$—		$13.39
Equity consideration	$409,885	$(19,047)	(b)	$390,838
Cash consideration	349,763	29	(a)	349,792
Total acquisition consideration	$759,648	$(19,018)		$740,630
Assets acquired:
Proved oil and natural gas properties	$736,390	$16,160	(a)	$752,550
Accounts receivable	66,232	(6,110)	(a)	60,122
Short-term derivative assets	5,470	—		5,470
Inventories	18,141	(4,007)	(a)	14,134
Other current assets	15,319	(3,709)	(a)	11,610
Other property, plant and equipment	113,867	(12,304)	(a)	101,563
Other assets	11,430	(10,032)	(a)	1,398
Total assets acquired	966,849	(20,002)		946,847
Liabilities assumed:
Outstanding checks in excess of bank balance	1,574	—		1,574
Accounts payable and accrued liabilities	90,679	918	(a)	91,597
Revenue payable	14,519	1,888	(a)	16,407
Other current liabilities	331	—		331
Asset retirement obligations	86,948	—		86,948
Long-term derivative liabilities	2,187	—		2,187
Other long-term liabilities	10,963	(3,790)	(a)	7,173
Total liabilities assumed	207,201	(984)		206,217
Net assets acquired	$759,648	$(19,018)		$740,630
a.Adjustment reflects additional accounting data received and processed subsequent to the acquisition date. The initial purchase price allocation considered available data at the time of disclosure.
b.Adjustment reflects a cancellation of common units transferred. The initial purchase price allocation considered available data at the time of disclosure.
For the three months ending March 31, 2026, the Company has recognized $89.6 million in revenues and earnings of $28.4 million related to the IKAV Acquisition. The Company has recognized total transaction and advisory related expenses of $14.4 million, of which $0.1 million were recognized as a reduction and are presented in general and administrative expense on the Company’s statement of operations for the three months ended March 31, 2026 and $14.5 million were recognized in general and administrative expense during the fourth quarter of 2025. Additionally, the Company capitalized

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
certain debt issuance costs associated with the Company’s New Credit Agreement in connection with the acquisition as discussed in Note 2.
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

	Initial Sabinal Acquisition	Adjustments		Final Sabinal Acquisition
Consideration transferred:
Common units issued	19,187,581	(227,547)	(b)	18,960,034
Closing price of common units on September 15, 2025	$13.39	$—		$13.39
Equity consideration	$256,922	$(3,047)	(b)	$253,875
Cash consideration	195,711	(5,243)	(a)	190,468
Capitalized transaction costs	3,589	105	(a)	3,694
Less: purchase price adjustment receivable	(11,780)	11,780	(a)	—
Total acquisition consideration	$444,442	$3,595		$448,037
Assets acquired:
Proved oil and natural gas properties	$489,681	$5,405	(a)	$495,086
Accounts receivable – joint interest	—	209	(a)	209
Inventories	6,123	(2,058)	(a)	4,065
Other property, plant and equipment	—	353	(a)	353
Other assets	144	—		144
Short-term derivative assets	5,793	—		5,793
Long-term derivative assets	3,933	3,313	(a)	7,246
Total assets acquired	505,674	7,222		512,896
Liabilities assumed:
Accrued liabilities	2,876	3,741	(a)	6,617
Revenue payable	1,336	(114)	(a)	1,222
Asset retirement obligations	57,020	—		57,020
Total liabilities assumed	61,232	3,627		64,859
Net assets acquired	$444,442	$3,595		$448,037

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a.Adjustment reflects additional accounting data received and processed subsequent to the acquisition date. The initial purchase price allocation considered available data at the time of disclosure.
b.Adjustment reflects a cancellation of common units transferred. The initial purchase price allocation considered available data at the time of disclosure.
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

	Initial XTO Acquisition	Adjustments		Final XTO Acquisition
Consideration transferred:
Cash consideration	$77,893	$364	(a)	$78,257
Less: purchase price adjustment receivable	—	(2,105)	(a)	(2,105)
Total acquisition consideration	$77,893	$(1,741)		$76,152
Assets acquired:
Proved oil and natural gas properties	$65,530	$5,498	(a)	$71,028
Accounts receivable – joint interest	2,344	$(2,281)	(a)	63
Other property and equipment	6,417	$(782)	(a)	5,635
Other assets	9,576	(3,850)	(a)	5,726
Total assets acquired	83,867	(1,415)		82,452
Liabilities assumed:
Revenue payable	1,354	326	(a)	1,680
Accrued liabilities	444	—		444
Asset retirement obligations	4,176	—		4,176
Total liabilities assumed	5,974	326		6,300
Net assets acquired	$77,893	$(1,741)		$76,152
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 8 for additional information regarding fair value measurements. Below is a reconciliation of the assets acquired and liabilities assumed (in thousands):

Final Flycatcher Acquisition
Consideration transferred:
Cash consideration	$24,141
Capitalized transaction costs	182
Total acquisition consideration	$24,323
Assets acquired:
Proved oil and natural gas properties	$26,566
Other assets	8
Total assets to be acquired	26,574
Liabilities assumed:
Revenue suspense	2,217
Asset retirement obligations	34
Total liabilities assumed	2,251
Net assets acquired	$24,323
4. Property and Equipment
The Company’s property and equipment consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Oil and natural gas properties
Proved properties	$4,071,725	$4,017,896
Accumulated depreciation, depletion, amortization and impairment	(967,224)	(879,253)
Oil and natural gas properties, net	3,104,501	3,138,643
Other property and equipment
Gas gathering system	127,671	127,620
Gas processing plants	49,323	47,902
Water disposal assets	30,375	30,292
Vehicles	15,055	12,771
Other assets	12,536	11,680
Total other property and equipment	234,960	230,265
Accumulated depreciation	(39,672)	(35,511)
Total other property and equipment, net	$195,288	$194,754

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Operating expenses	$41,585	$36,637
Capital expenditures	19,573	19,423
Payroll costs	8,461	9,246
Derivative settlements	8,433	1,178
Ad-valorem, severance and other tax	15,398	30,562
Midstream shipper payable	1,376	1,792
Interest payable	2,894	3,388
Purchaser payable	5,619	9,812
General, administrative, and other	3,449	3,527
Total accrued liabilities	$106,788	$115,565
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
On September 12, 2025, the Company entered into the First Amendment, together with certain of its subsidiaries party thereto, the lenders and issuing banks party thereto and Truist Bank, as administrative and collateral agent (the “First Amendment”). The First Amendment, among other things, (a) removes the 0.10% per annum credit spread adjustment otherwise applicable to the determination of Term SOFR (as defined in the New Credit Agreement), (b) excludes up to $750.0 million in principal amount of Borrowing Base Reduction Debt (as defined in the New Credit Agreement) issued prior to December 31, 2025 from the provisions otherwise requiring a borrowing base reduction as a result of the issuance of such indebtedness and (c) provides for (i) a $700.0 million aggregate increase in the borrowing base under the New Credit Agreement and (ii) the establishment of aggregate term loan commitments (prior to giving effect to any prior funding of term loans) in an amount of $450.0 million and the funding of any unfunded term loan commitments thereunder and increase the Aggregate Elected Revolving Commitment Amount (as defined in the New Credit Agreement) to $1.0 billion.
The Company used increased borrowings from the New Credit Agreement, together with the IKAV Unit Consideration and the Sabinal Unit Consideration, to fund the IKAV Acquisition and the Sabinal Acquisition.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2026, there were $1.14 billion of outstanding borrowings under the New Credit Agreement with $5.0 million in outstanding letters of credit, and the remaining availability under the New Credit Agreement was $305.0 million. The effective interest rate as of March 31, 2026 was 7.7%.
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
Under fixed price swap contracts, the Company receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. Crude oil derivative contracts are indexed and settled based on NYMEX WTI pricing. Natural gas derivative contracts are indexed and settled based on NYMEX Henry Hub (“NYMEX HH”) pricing.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company reports the fair value of derivatives on the balance sheet in derivative contracts assets and derivative contracts liabilities as either current or noncurrent based on the timing of expected future cash flows of individual trades. See Note 8 for additional information regarding fair value measurements.
The following table summarizes the open fixed price swap positions as of March 31, 2026, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Fixed Price
Remaining 2026	NYMEX WTI	2,477	$65.87
2027	NYMEX WTI	2,153	63.56
2028	NYMEX WTI	395	65.82
The following table summarizes the open fixed price swap positions as of March 31, 2026, related to natural gas production:

Period	Index	Volume (Bbtu)	Weighted Average Fixed Price
Remaining 2026	NYMEX HH	28,772	$3.51
2027	NYMEX HH	12,814	3.85
2028	NYMEX HH	6,440	3.54
2029	NYMEX HH	4,544	3.43
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
volume. No payment is due from either party if the referenced settlement price is within the range set by the floor and ceiling prices. Crude oil derivative contracts are indexed and settled based on NYMEX WTI pricing.
The following table summarizes the open costless collar positions as of March 31, 2026, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Floor Price	Weighted Average Ceiling Price
Remaining 2026	NYMEX WTI	459	$60.00	$78.24
2027	NYMEX WTI	181	62.50	71.25
In addition, the Company has entered into oil basis swap positions. These instruments are arrangements that guarantee a fixed price differential to Argus WTI Midland TMA from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity.
The following table summarizes the open basis swap positions as of March 31, 2026, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Fixed Price
Remaining 2026	Argus TMA	413	$1.25
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

	March 31, 2026	December 31, 2025
Derivative contracts – current, gross	$4,284	$43,974
Netting arrangements	(4,284)	(1,468)
Derivative contracts – current, net	$—	$42,506

Derivative contracts – long-term, gross	$741	$12,519
Netting arrangements	—	(27)
Derivative contracts – long-term, net	$741	$12,492

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the gross amounts of recognized derivative liabilities, the amounts that are subject to offsetting under master netting arrangements and the net recorded fair values as recognized on the balance sheet (in thousands):

	March 31, 2026	December 31, 2025
Derivative contracts – current, gross	$(45,146)	$(1,468)
Netting arrangements	4,284	1,468
Derivative contracts – current, net	$(40,862)	$—

Derivative contracts – long-term, gross	$(11,613)	$(2,989)
Netting arrangements	—	27
Derivative contracts – long-term, net	$(11,613)	$(2,962)
Gains and Losses.    The following table presents the settlement and mark-to-market (“MTM”) gains and losses presented as a loss or gain on derivatives in the statement of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Settlements of oil derivatives	$(5,258)	$908
Settlements of natural gas derivatives	12,128	739
MTM (losses) gains on oil derivatives, net	(100,510)	795
MTM (losses) on natural gas derivatives, net	(3,259)	(43,135)
Total (losses) on derivative contracts	$(96,899)	$(40,693)
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
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
As of March 31, 2026
Assets:
Commodity derivative instruments	$—	$5,025	$—	$5,025
Liabilities:
Commodity derivative instruments	$—	$(56,759)	$—	$(56,759)
As of December 31, 2025
Assets:
Commodity derivative instruments	$—	$56,493	$—	$56,493
Liabilities:
Commodity derivative instruments	$—	$(4,457)	$—	$(4,457)
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

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	1,748,507	$14.31	91,528	$21.44
Granted	82,709	$11.37	151,721	$10.78
Vested	(20,954)	$13.49	—	$—
Forfeited/Cancelled	(18,857)	$13.90	—	$—
Unvested at March 31, 2026	1,791,405	$14.18	243,249	$14.83

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,023,320	$17.36	38,622	$24.88
Granted	13,609	$17.18	72,759	$19.61
Vested	(1,998)	$17.59	—	$—
Forfeited/Cancelled	(4,467)	$17.99	—	$—
Unvested at March 31, 2025	1,030,464	$17.35	111,381	$21.44

Total non-cash compensation cost related to the Time-Based Phantom Units was $3.2 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $20.0 million of unrecognized compensation cost related to the Time-Based Phantom Units that is expected to be recognized over a weighted average period of approximately 2.1 years.
The aggregate fair value of share based awards that vested during the three-month period ended March 31, 2026 was approximately $0.3 million based on the unit price at the time of vesting.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Phantom Unit vests, and in the event such Performance Phantom Unit is forfeited, the corresponding DER is also forfeited. The grant date fair values of the Performance Phantom Units with market conditions were determined using the Monte Carlo simulation method and are being recorded ratably from the grant date to the end of the applicable performance period.
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of Performance Phantom Units granted during the year ended December 31, 2025, and the period ended March 31, 2026.

Grant date	May 3, 2024	January 1, 2025	January 1, 2026
Period for volatility, correlations, and risk-free rate	2.66 years	3.00 years	3.00 years
Risk-free interest rate	4.61%	4.23%	3.52%
Implied equity volatility	57.25%	50.57%	40.79%
Unit price on date of grant	$20.44	$17.18	$11.04
Total non-cash compensation cost related to the Performance Phantom Units was $0.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $2.3 million of unrecognized compensation cost related to phantom units that is expected to be recognized over a weighted average period of approximately 2.0 years.
The aggregate number of common units initially authorized for issuance with respect to awards under the Long-Term Incentive Plan was 9.5 million units, subject to the applicable adjustment and unit recycling provisions set forth in the Long-Term Incentive Plan. Pursuant to the Long-Term Incentive Plan, such initial aggregate number of common units is subject to an automatic increase on January 1 of each year for a period of 10 years commencing January 1, 2024 and ending on (and including) January 1, 2033 in an amount equal to 5% of the total number of common units outstanding on December 31 of the preceding year (provided, that the Board may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of common units).
10. Commitments and Contingencies
Legal Matters.    In the ordinary course of business, the Company may at times be subject to claims and legal actions including, but not limited to, title disputes, royalty disputes, contract claims, personal injury claims and employment claims. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Nevertheless, actual outcomes may differ significantly from the Company’s assessment. As of March 31, 2026 and December 31, 2025 the Company has no amounts accrued pertaining to these matters. Management does not expect that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of these volume commitments as of March 31, 2026 is set forth in the table below (in Bbtu):

March 31, 2026
Remaining 2026	52,431
2027	64,546
2028	59,622
2029	54,810
2030	50,753
Total	282,163
Contributions to 401(k) Plan.    The Company sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum pre-tax threshold through salary deferrals. The plan provides a company match on 100% of salary deferrals that do not exceed 10% of compensation. We contributed $2.0 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.
11. Leases
Nature of Leases
The Company has operating leases on office spaces, various vehicles and compressors with remaining lease durations in excess of one year. These leases have various expiration dates beyond 2031. The vehicles are used for field operations and leased from third parties. The Company recognizes right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized.
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
Future amounts due under operating lease liabilities as of March 31, 2026, were as follows (in thousands):

Remaining 2026	$6,656
2027	7,891
2028	5,005
2029	2,362
2030	157
2031	122
Thereafter	254
Total lease payments	$22,447
Less: imputed interest	(2,390)
Total	$20,057
The following table summarizes our total lease costs before amounts are recovered from our joint interest partners, where applicable, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$2,211	$2,087
The Company does not have any material leases that are short term.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The weighted-average remaining lease term as of March 31, 2026 was 2.91 years. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2026 was 7.9%.

	Three Months Ended March 31,
	2026	2025
Operating cash outflows from operating leases	$2,131	$2,063
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
On February 7, 2025, the Company completed an underwritten public offering of 12.9 million common units at a price to the public of $15.50 per common unit, less underwriting discounts and commissions (the “February 2025 Offering”). On February 12, 2025, the underwriters of the public offering fully exercised their option to purchase an additional 1.9 million common units at a price to the public of $15.50 per common unit, less underwriting discounts and commissions. The sale of the Company’s common units resulted in gross proceeds of $230.0 million and net proceeds of $221.1 million, after deducting underwriting fees and offering expenses. Proceeds from the offering were used to repay a portion of the Term Loan Credit Agreement and Revolving Credit Agreement.
As of March 31, 2026 and December 31, 2025, the Company had 168.2 million and 168.4 million common units outstanding, respectively. On May 6, 2026, the Company and the IKAV Sellers agreed to cancel 1.4 million common units as part of post closing adjustments associated with the IKAV Acquisition, which reduced total reported units outstanding on the Statement of Partners’ Capital as of March 31, 2026. On February 7, 2026, 0.2 million common units were cancelled as part of post closing adjustments associated with the Sabinal Acquisition, which reduced total reported units outstanding on the Statement of Partners’ Capital as of December 31, 2025.
The Company distributed $0.53 and $0.50 per unit for total cash distributions of $89.2 million and $59.2 million for the three months ended March 31, 2026 and 2025, respectively. These cash distributions paid during the three months ended March 31, 2026 and 2025, are representative of the results of our operations for the preceding quarter.
13. Earnings Per Common Unit
The Company has a single class of common units. The Company has potentially dilutive securities as of March 31, 2026, which consist of phantom units issued under the Company’s long-term incentive plan. The treasury stock method is used to determine the dilutive impact for the Company’s phantom units. As of March 31, 2026 and 2025, there were 231.9 thousand and 15.4 thousand phantom units, respectively, that were considered antidilutive and thus excluded from the calculation of diluted earnings per common unit.
The following represents the computation of basic and diluted earnings per common unit for the three months ended March 31, 2026 and 2025 (in thousands, except per unit data):

	Three Months Ended March 31,
	2026	2025
Net (loss) income - basic and diluted	$(35,038)	$15,886
Weighted-average common units outstanding - basic	168,316	112,125
Effect of dilutive securities	—	74
Weighted-average common units outstanding - diluted	168,316	112,199
Earnings per common unit - basic	$(0.21)	$0.14
Earnings per common unit - diluted	$(0.21)	$0.14

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. Related Party Transactions
Management Services Agreement
On October 27, 2023, the Company entered into a management services agreement (the “MSA”) with Mach Resources. Under the MSA, Mach Resources manages and performs all aspects of oil and gas operations and other general and administrative functions for the Company and the Company (i) will pay Mach Resources an annual management fee of approximately $7.4 million and (ii) reimburse Mach Resources for the costs and expenses of the services provided. On a monthly basis, the Company distributes funding to Mach Resources for performance under the MSA. During the three months ended March 31, 2026 and 2025, the Company paid Mach Resources $48.3 million (inclusive of $1.9 million in management fees presented as general and administrative expense - related party in the statement of operations) and $31.3 million (inclusive of $1.9 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. As of March 31, 2026, the Company had a prepaid balance of $1.9 million with Mach Resources, presented as other current assets - related party in the Company’s consolidated balance sheets. As of December 31, 2025, the Company owed $0.9 million to Mach Resources, presented as accounts payable - related party in the Company’s consolidated balance sheets.
Transition Services Agreements
In connection with the closing of the IKAV and Sabinal Acquisitions, the Company entered into a transition services agreement with each respective counterparty. During the three months ended March 31, 2026, the Company paid the IKAV Sellers $1.4 million for continued assistance in transitioning processes to the Company. For the year ended December 31, 2025, the Company paid the IKAV Sellers and the Sabinal Sellers $1.6 million and $4.3 million, respectively, for continued assistance in transitioning processes to the Company. There were no transition payments made to the IKAV or Sabinal Sellers during the three months ended March 31, 2025.
Common units purchased by BCE-Mach Aggregator
In connection with the February 2025 Offering, BCE-Mach Aggregator, an affiliate of our General Partner, purchased 5.2 million common units at the public offering price, which accounted for $79.2 million of the proceeds received by the Company in the February 2025 Offering, after deducting underwriting fees. In connection therewith, the underwriters received a reduced underwriting discount on such common units purchased by BCE-Mach Aggregator compared to other common units sold to the public in the February 2025 Offering.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes total revenues, significant expenses, net income and capital expenditures related to the E&P Segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenues	$285,925	$226,768

Gathering and processing	59,271	28,161
Lease operating expense	100,932	48,752
Production taxes	16,567	12,774
Total significant expenses	176,770	89,687
Midstream operating expense	5,156	2,970
Cost of product sales	6,784	7,987
Depreciation, depletion, amortization and accretion – oil and natural gas	94,004	61,185
Depreciation and amortization – other	4,169	2,400
General and administrative	6,901	9,017
General and administrative – related party	1,850	1,850
Interest expense	24,417	17,894
Loss on debt extinguishment	—	18,540
Other expense (income), net	912	(648)
Total expenses	320,963	210,882

Net (loss) income	$(35,038)	$15,886

Capital expenditures, including acquisitions	75,249	81,358
The following table summarizes total assets to the E&P Segment as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Total assets	$3,693,309	$3,777,308
16. Subsequent Events
Secondary offering
On April 8, 2026, certain selling unitholders of the Company completed an underwritten public secondary offering (the “April 2026 Secondary Offering”) of 9.0 million common units at a price to the public of $13.05 per common unit. The Company did not sell any of its common units as part of this offering and did not receive any proceeds from the sale of the units sold by the selling unitholders.
In connection with the April 2026 Secondary Offering, Tom L. Ward, the Chief Executive Officer and Director, purchased 0.2 million common units at the public offering price of $13.05 per common unit.
Distribution Declaration
On May 7, 2026, the Company declared its quarterly distribution for the first quarter of 2026 of $0.64 per common unit, which will be paid on June 4, 2026.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company has evaluated subsequent events through the date of issuance of these financial statements to ensure that any subsequent events that met the criteria for recognition and disclosure in this Quarterly Report have been properly included.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report and also with “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. The following information updates the discussion of our financial condition provided in our previous filings, and analyzes the changes in the results of operations for the three months ended March 31, 2026 and 2025.
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
Market Outlook
Our financial results depend on many factors, particularly commodity prices and our ability to find, develop and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand. The oil and natural gas industry is cyclical and commodity prices are highly volatile and we expect continued and increased pricing volatility in the crude oil and natural gas markets. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. Between January 1, 2025 and March 31, 2026, NYMEX WTI prices for crude oil ranged from $55.27 to $102.88 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $2.70 to $7.46 per MMbtu. The war in Ukraine and conflict in the Middle East and South America, uncertainty regarding interest rates, global supply chain disruptions, tariff volatility, OPEC+’s decision to increase production in May and July 2025, concerns about a potential economic downturn or recession, and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2026.
Between 2022 and 2024, the Federal Reserve raised the target range for the federal funds rate in an effort to curb inflation. In September 2025, October 2025 and December 2025, the Federal Reserve lowered the target range for the federal funds rate to its current range of 3.50% to 3.75% in light of the reduced inflation. In March 2026, inflation, as measured by the consumer price index, was 3.3%. We cannot predict the future inflation rate but to the extent we experience high inflation, we may see cost increases in our operations, including costs for drill rigs, workover rigs, tubulars and other well equipment, as well as increased labor costs. We continue to evaluate actions to mitigate supply chain and inflationary pressures and work closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies which are critical to many of our operations. However, these mitigation efforts may not succeed or may be insufficient. Further, if we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.
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
Acquisitions
We have completed four acquisitions since the beginning of 2025, most notably the IKAV and Sabinal Acquisitions (as defined in Note 3) that closed in September 2025. These acquisitions are reflected in our results of operations as of and after the date of completion for each such acquisition. As a result, periods prior to each such acquisition will not contain the results of such acquired assets which will affect the comparability of our results of operations for certain historical periods. We may continue to grow our operations through acquisitions when economical, including by funding such acquisitions under our New Credit Agreement.

Results of Operations
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs, for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	Amount	Percent
Revenues:
Oil	$154,884	$125,012	$29,872	24%
Natural gas	164,493	82,721	81,772	99%
Natural gas liquids	46,169	44,993	1,176	3%
Total oil, natural gas, and NGL sales	365,546	252,726	112,820	45%
Loss on oil and natural gas derivatives, net	(96,899)	(40,693)	(56,206)	138%
Midstream revenue	9,609	6,130	3,479	57%
Product sales	7,669	8,605	(936)	(11%)
Total revenues	$285,925	$226,768	$59,157	26%
Average Sales Price:
Oil ($/Bbl)	$69.73	$70.75	$(1.02)	(1%)
Natural gas ($/Mcf)	$2.74	$3.56	$(0.82)	(23%)
NGL ($/Bbl)	$23.75	$27.33	$(3.58)	(13%)
Total ($/Boe) – before effects of realized derivatives	$25.78	$34.70	$(8.92)	(26%)
Total ($/Boe) – after effects of realized derivatives	$26.26	$34.93	$(8.67)	(25%)
Net Production Volumes:
Oil (MBbl)	2,221	1,767	454	26%
Natural gas (MMcf)	60,079	23,221	36,858	159%
NGL (MBbl)	1,944	1,646	298	18%
Total (MBoe)	14,179	7,283	6,896	95%
Average daily total volumes (MBoe/d)	157.54	80.93	76.61	95%
Revenue and Other Operating Income
Oil, natural gas and NGL sales
Revenues from oil, natural gas and NGL sales increased $112.8 million, or 45%, for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025. This increase was primarily related to a 95% production increase, which resulted in increased oil, natural gas and NGL sales of $139.7 million. These increases were offset with an overall decrease in the average selling price of our products, which resulted in a decrease in oil, natural gas, and NGL sales of $26.9 million.
Production

Production increased 6,896 MBoe, or 95% for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025. The increase was primarily the result of the IKAV and Sabinal Acquisitions, which added 6,719 Mboe of production for the period ending March 31, 2026.
Oil and Natural Gas Derivatives
For the three-month period ended March 31, 2026, we had realized gains on derivative instruments of $6.9 million and unrealized losses of $103.8 million for total losses of $96.9 million. For the three-month period ended March 31, 2025, we had realized gains on derivative instruments of $1.6 million and unrealized losses of $42.3 million for total losses of $40.7 million. The increase in unrealized losses is primarily due to the increase in oil prices. The increase in realized gains is primarily due to $17.5 million in early settlements from unwinding a portion of our natural gas derivatives during the three month-period ended March 31, 2026.
Product Sales
Product sales decreased $0.9 million, or 11% for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025. This decrease was primarily a result of a decreases in the average selling price on natural gas and NGLs. These decreases corresponded with the decrease in our cost of product sales noted below.
Midstream Revenue

Midstream revenue increased $3.5 million, or 57% for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025, due to the acquisition of additional midstream facilities in the IKAV Acquisition in September 2025.
Operating expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	Amount	Percent
Operating Expenses:
Gathering and processing expense	$59,271	$28,161	$31,110	110%
Lease operating expense	$100,932	$48,752	$52,180	107%
Production taxes	$16,567	$12,774	$3,793	30%
Midstream operating expense	$5,156	$2,970	$2,186	74%
Cost of product sales	$6,784	$7,987	$(1,203)	(15%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$94,004	$61,185	$32,819	54%
Depreciation and amortization expense – other	$4,169	$2,400	$1,769	74%
General and administrative	$8,751	$10,867	$(2,116)	(19)%
Operating Expenses ($/Boe)
Gathering and processing expense	$4.18	$3.87	$0.31	8%
Lease operating expense	$7.12	$6.69	$0.43	6%
Production taxes (% of oil, natural gas and NGL sales)	4.5%	5.1%	(0.6)%	(20%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$6.63	$8.40	$(1.77)	(21%)
Depreciation and amortization expense – other	$0.29	$0.33	$(0.04)	(12%)
General and administrative	$0.62	$1.49	$(0.87)	(58)%
Gathering and processing expense

Gathering and processing expense increased $31.1 million, or 110%, and $0.31 per Boe, or 8%, for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025, primarily as a result of the 159% increase in natural gas production and the 18% increase in NGL production, driven by the IKAV Acquisition. Additionally, due to changes in certain purchaser contracts in the second quarter of 2025, certain post-production costs that were previously presented as a reduction to gas revenue are now presented as gathering and processing expense.

Lease operating expense

Lease operating expense increased $52.2 million, or 107% for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025, primarily due to the IKAV and Sabinal Acquisitions. Lease operating expenses per Boe increased by $0.43 primarily as a result of the oil-heavy production from the Sabinal Acquisition that added to our overall cost profile.
Production taxes

Production taxes increased $3.8 million for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025. This increase was in line with the increase in oil, natural gas and NGL sales. Production taxes as a percentage of oil, natural gas and NGL sales decreased for the three-month period ended March 31, 2026 primarily due to the lower tax rates associated with the IKAV and Sabinal Acquisitions.
Midstream operating expense

Midstream operating expense increased $2.2 million, or 74% for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025, due to the acquisition of additional midstream facilities in the IKAV Acquisition in September 2025.
Cost of product sales

Cost of product sales decreased $1.2 million, or 15% for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025. This decrease was primarily a result of the decrease in the average selling price on natural gas and NGLs. These decreases were consistent with the decrease in product sales noted above.
Depreciation, depletion, amortization and accretion expense

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties increased by $32.8 million, or 54% for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025. The increase is primarily the result of the IKAV and Sabinal Acquisitions which added $1.3 billion to the balance of oil and gas properties subject to depletion.
General and administrative costs

General and administrative costs decreased $2.1 million, or 19% for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025. The decrease in general and administrative costs was primarily a result of additional cost recovery per the terms of joint operating agreements from acquired wells subsequent to March 31, 2025. These reductions to general and administrative costs were offset by increases in compensation and benefits of $2.1 million, consulting and professional fees of $1.7 million and equity compensation of $1.4 million for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025.
Liquidity and Capital Resources
Our primary sources of liquidity and capital are cash flows generated by operating activities, borrowings under the New Credit Agreement, and proceeds from the issuance of equity and debt. At March 31, 2026, outstanding borrowings under the New Credit Agreement were $1.14 billion with $5.0 million in letters of credit outstanding, and the remaining availability under the New Credit Agreement was $305.0 million at March 31, 2026.
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
Historically, our business plan has focused on acquiring and then exploiting the development and production of our assets. We spent approximately $75.2 million during the three-month period ended March 31, 2026 on development costs and our budget for 2026 is between $315.0 million and $360.0 million. For purposes of calculating our cash available for distribution, we define development costs as all of our capital expenditures, other than acquisitions. Our development efforts and capital for 2026 is anticipated to focus on a mix of drilling Oswego, Woodford, Red Fork and Mississippian wells.
During the three-month period ended March 31, 2026, we spent approximately $60.9 million on drilling and completion activities and related equipment and spud 3.7 net wells while bringing online 3 net wells, $9.6 million on remedial workovers and other capital projects and $4.7 million on midstream and other property and equipment capital projects.
Our 2026 capital expenditures program is largely discretionary and within our control. We could choose to defer a portion of these planned 2026 capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, including acid to be used for our acid stimulation completion, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows and reduce our cash available for distribution to unitholders.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$170,313	$142,519
Net cash used in investing activities	$(60,973)	$(78,010)
Net cash used in financing activities	$(99,284)	$(162,495)
Net cash provided by operating activities
Net cash provided by operating activities increased $27.8 million for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025. The increase in net cash provided by operating activities is primarily a result of an increase in cash receipts on settlement of derivative contracts of $12.8 million. In addition, there was an increase in production across all products, which was offset with a decrease in the average selling price of all products.
Net cash used in investing activities
Net cash used in investing activities decreased $17.0 million for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025. The decrease in net cash used in investing activities is primarily a result of a decrease in cash used in acquisitions of $26.9 million. This was offset by increases in capital expenditures on oil and gas properties and our other property and equipment of $5.0 million and $3.7 million, respectively.
Net cash used in financing activities
Net cash used in financing activities decreased $63.2 million for the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025. The decrease in net cash used in financing activities is primarily due to decreases in cash used for repayments of our term loan of $763.1 million, prepayment penalties of $7.7 million and new debt issuance costs of $13.9 million. Additionally, there was a decrease in cash provided by borrowings on our credit facilities, net of repayments of $470.0 million, and a decrease in cash provided from proceeds from follow-on offerings of $221.6 million. These were offset by an increase in cash used for distributions of $30.0 million in the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025.

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
On September 12, 2025, the Company entered into the First Amendment to the New Credit Agreement, together with certain of its subsidiaries party thereto, the lenders and issuing banks party thereto and Truist Bank, as administrative and collateral agent (the “First Amendment”). The First Amendment, among other things, (a) removes the 0.10% per annum credit spread adjustment otherwise applicable to the determination of Term SOFR (as defined in the New Credit Agreement), (b) excludes up to $750.0 million in principal amount of Borrowing Base Reduction Debt (as defined in the New Credit Agreement) issued prior to December 31, 2025 from the provisions otherwise requiring a borrowing base reduction as a result of the issuance of such indebtedness and (c) provides for (i) a $700.0 million aggregate increase in the borrowing base under the Credit Agreement and (ii) the establishment of aggregate term loan commitments (prior to giving effect to any prior funding of term loans) in an amount of $450.0 million and the funding of any unfunded term loan commitments thereunder and increase the Aggregate Elected Revolving Commitment Amount (as defined in the Credit Agreement) to $1.0 billion.
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
Operating lease obligations
Our operating lease obligations include long-term lease payments for office space, vehicles, equipment related to exploration, development and production activities. We paid approximately $2.2 million in operating lease payments for the three-month period ended March 31, 2026 and expect to pay approximately $22.4 million in operating lease payments through 2030. For further information on our operating lease obligations, see Note 11 of our consolidated financial statements.

Non-GAAP Financial Measures
Adjusted EBITDA
We include in this Quarterly Report the supplemental non-GAAP financial performance measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized (gain) loss on derivative instruments, (4) loss on debt extinguishment, (5) equity-based compensation expense and (6) loss (gain) on sale of assets, net.
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
Cash Available for Distribution
Cash available for distribution is not a measure of net income or net cash flow provided by or used in operating activities as determined by GAAP. Cash available for distribution is a supplemental non-GAAP financial performance measure used by our management and by external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others, to assess our ability to internally fund our exploration and development activities, pay distributions, and to service or incur additional debt. We define cash available for distribution as net income adjusted for (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized (gain) loss on derivative instruments, (4) loss on debt extinguishment, (5) equity-based compensation expense, (6) loss (gain) on sale of assets, (7) cash interest expense, net, (8) development costs and (9) change in accrued realized derivative settlements. Development costs include all of our capital expenditures, other than acquisitions. Cash available for distribution will not reflect changes in working capital balances. Cash available for distribution is not a measurement of our financial performance or liquidity under GAAP and should not be considered as an alternative to, or more meaningful than, net income or net cash provided by or used in operating activities as determined in accordance with GAAP or as indicators of our financial performance and liquidity. The GAAP measure most directly comparable to cash available for distribution is net income. Cash available for distribution should not be considered as an alternative to, or more meaningful than, net income.

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to GAAP Financial Measures
The following table presents our reconciliation of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measures Adjusted EBITDA and cash available for distribution, as applicable, for each of the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net Income Reconciliation to Adjusted EBITDA:
Net (loss) income	$(35,038)	$15,886
Interest expense, net	24,163	17,417
Depreciation, depletion, amortization and accretion	98,173	63,585
Unrealized loss on derivative instruments	103,769	42,340
Loss on debt extinguishment	—	18,540
Equity-based compensation expense	3,549	2,112
Loss (gain) on sale of assets	8	(29)
Adjusted EBITDA	$194,624	$159,851
Net Income Reconciliation to Cash Available for Distribution:
Net (loss) income	$(35,038)	$15,886
Interest expense, net	24,163	17,417
Depreciation, depletion, amortization and accretion	98,173	63,585
Unrealized loss on derivative instruments	103,769	42,340
Loss on debt extinguishment	—	18,540
Equity-based compensation expense	3,549	2,112
Loss (gain) on sale of assets	8	(29)
Cash interest expense, net	(22,485)	(16,000)
Development costs	(75,156)	(52,055)
Change in accrued realized derivative settlements	10,367	2,780
Cash available for distribution	$107,350	$94,576
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2025. No modifications have been made during the three months ended March 31, 2026.
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
Our hedging activities are intended to support oil and natural gas prices at targeted levels and manage our exposure to natural gas price volatility. Under swap contracts, the counterparty is required to make a payment to us for the difference between the swap price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the swap price. We are required to make a payment to the counterparty for the difference between the swap price and the settlement price if the swap price is below the settlement price. See Note 7 of our consolidated financial statements for further information on our open derivative positions and valuation as of March 31, 2026.
Counterparty and Customer Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of a contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of March 31, 2026, we had derivative instruments in place with eight different counterparties. We believe our counterparties currently represent acceptable credit risks. We are not required to provide credit support or collateral to our counterparties under current contracts, nor are they required to provide credit support or collateral to us.
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
Interest Rate Risk
Variable rate debt
At March 31, 2026, we had $1.14 billion of debt outstanding under the New Credit Agreement. Borrowings outstanding under the New Credit Agreement bore an interest rate of 7.7% as of March 31, 2026. Assuming no change in the amount outstanding, the impact on interest expense of a 1% (or 100 basis points) increase or decrease in the assumed weighted average interest rate on our variable interest debt would be approximately $11.4 million per year based on our borrowings outstanding at March 31, 2026.

Interest rate derivative activities
As of March 31, 2026, we did not have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness, but we may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on such evaluation, such officers have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company is not aware of any environmental claims existing as of March 31, 2026. There can be no assurance, however, that current regulatory requirements will not change or will not be interpreted or enforced differently, or past non-compliance with environmental laws and regulations or other issues will not be discovered on the Company’s oil and gas properties.
Item 1A. Risk Factors
There have been no material changes to the Company’s “Risk Factors” previously disclosed in Part I, Item 1A of our Annual Report for the year ended December 31, 2025. For a detailed discussion of the risks that affect our business, please refer to Part I, Item 1A “Risk Factors” in our Annual Report for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
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

Mach Natural Resources LP

	By:	Mach Natural Resources GP LLC, its general partner

Date: May 7, 2026	By:	/s/ Kevin R. White
	Name:	Kevin R. White
	Title:	Chief Financial Officer