Form 10-Q
period 2026-06-30
MACH NATURAL RESOURCES LP
filed 2026-08-06
CIK 1980088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 166,948,094 common units outstanding as of July 31, 2026.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACH NATURAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$41,187	$42,633
Accounts receivable – joint interest and other, net	58,272	70,167
Accounts receivable – oil, gas, and NGL sales	157,027	160,249
Short-term derivative assets	976	42,506
Inventories	42,373	43,511
Other current assets	16,825	18,886
Total current assets	316,660	377,952
Oil and natural gas properties, using the full cost method:
Proved oil and natural gas properties	4,166,040	4,017,896
Less: accumulated depreciation, depletion and amortization	(1,055,045)	(879,253)
Oil and natural gas properties, net	3,110,995	3,138,643
Other property, plant and equipment	239,833	230,265
Less: accumulated depreciation	(43,864)	(35,511)
Other property, plant and equipment, net	195,969	194,754
Long-term derivative assets	227	12,492
Other assets	30,119	34,001
Operating lease assets	21,282	19,466
Total assets	$3,675,252	$3,777,308
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$81,722	$68,706
Accounts payable – related party	212	915
Accrued liabilities	92,962	115,565
Revenue payable	172,542	167,829
Short-term derivative liabilities	5,435	—
Current portion of operating lease liabilities	8,857	6,906
Total current liabilities	361,730	359,921
Long-term debt	1,169,989	1,144,056
Asset retirement obligations	273,719	261,856
Long-term derivative liabilities	5,812	2,962
Long-term portion of operating leases	12,530	12,645
Other long-term liabilities	7,731	6,479
Total long-term liabilities	1,469,781	1,427,998
Commitments and contingencies (Note 10)
Partners’ capital:
Partners’ capital	1,843,741	1,989,389
Total liabilities and partners’ capital	$3,675,252	$3,777,308
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Oil, natural gas, and NGL sales	$366,852	$219,412	$732,398	$472,138
Gain (loss) on oil and natural gas derivatives	23,485	55,579	(73,414)	14,886
Midstream revenue	9,384	6,257	18,993	12,387
Product sales	6,234	7,269	13,903	15,874
Total revenues	405,955	288,517	691,880	515,285

Operating expenses
Gathering and processing	47,968	31,784	107,239	59,945
Lease operating expense	97,724	49,566	198,656	98,318
Production taxes	18,538	10,496	35,105	23,270
Midstream operating expense	4,954	3,200	10,110	6,170
Cost of product sales	5,402	6,274	12,186	14,261
Depreciation, depletion, amortization and accretion – oil and natural gas	93,887	64,340	187,891	125,525
Depreciation and amortization – other	4,342	2,758	8,511	5,158
General and administrative	8,821	6,952	15,722	15,969
General and administrative – related party	1,850	1,850	3,700	3,700
Total operating expenses	283,486	177,220	579,120	352,316
Income from operations	122,469	111,297	112,760	162,969

Other (expense) income
Interest expense	(24,515)	(12,140)	(48,932)	(30,034)
Loss on debt extinguishment	—	—	—	(18,540)
Other income (expense), net	259	(9,496)	(653)	(8,848)
Total other expense	(24,256)	(21,636)	(49,585)	(57,422)
Net income	$98,213	$89,661	$63,175	$105,547
Net income per common unit:
Basic	$0.59	$0.76	$0.38	$0.92
Diluted	$0.58	$0.76	$0.38	$0.92
Weighted average common units outstanding:
Basic	167,544	118,336	167,928	115,248
Diluted	168,026	118,389	168,241	115,313
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (UNAUDITED)
(in thousands)

	Common Units	Partners’ Capital
Balance at December 31, 2024	103,490	$1,199,046
Net income	—	15,886
Distributions to unitholders	—	(59,729)
Equity compensation	—	2,112
Vesting of phantom units, net of units withheld for withholding taxes	6	(69)
Common units issued in the public offering, net of underwriting fees and offering expenses	14,839	221,115
Balance at March 31, 2025	118,335	$1,378,361
Net income	—	$89,661
Distributions to unitholders	—	(94,359)
Equity compensation	—	2,103
Vesting of phantom units, net of units withheld for withholding taxes	1	(15)
Common units issued in the public offering, net of underwriting fees and offering expenses	—	(56)
Balance at June 30, 2025	118,336	$1,375,695

Balance at December 31, 2025	168,207	$1,989,389
Net income	—	(35,038)
Distributions to unitholders	—	(90,217)
Equity compensation	—	3,549
Vesting of phantom units, net of units withheld for withholding taxes	12	(118)
Common units cancelled in IKAV acquisition final settlement (Note 3)	(1,422)	(19,047)
Balance at March 31, 2026	166,797	$1,848,518
Net income	—	$98,213
Distributions to unitholders	—	(108,057)
Equity compensation	—	3,413
Vesting of phantom units, net of units withheld for withholding taxes	5	(37)
Common units issued in the at-the-market offering, net of expenses	129	1,691
Balance at June 30, 2026	166,931	$1,843,741
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$63,175	$105,547
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion, amortization and accretion	196,402	130,683
Loss (gain) on derivative instruments	73,414	(14,886)
Loss on debt extinguishment	—	18,540
Cash (payments) receipts on settlement of derivative contracts, net	(3,912)	9,821
Debt issuance costs amortization	3,374	2,363
Equity based compensation	6,962	4,215
Adjustments to expected credit losses	618	125
(Gain) on sale of assets	(175)	(167)
Settlement of asset retirement obligations	(416)	(287)
Changes in operating assets and liabilities (decreasing) increasing cash:
Accounts receivable	10,174	28,679
Revenue payable	3,157	(10,314)
Accounts payable and accrued liabilities	(27,191)	10,653
Inventories, other assets and other liabilities	(1,615)	(12,312)
Net cash provided by operating activities	323,967	272,660

Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(145,816)	(110,118)
Capital expenditures for other property and equipment	(9,598)	(3,793)
Acquisition of assets	(2,728)	(101,375)
Proceeds from sales of oil and natural gas properties	2,089	2,678
Proceeds from sales of other property and equipment	47	217
Net cash used in investing activities	(156,006)	(212,391)

Cash flows from financing activities
Proceeds from issuance of common units, net of expenses	1,691	221,060
Repayments of borrowings on term note	—	(763,125)
Payments of debt extinguishment costs	—	(7,741)
Proceeds from borrowings on credit facilities	270,000	693,000
Repayments of borrowings on credit facilities	(245,000)	(128,000)
Debt issuance costs	—	(14,695)
Distributions to unitholders	(195,943)	(152,683)
Withholding taxes paid on vesting of phantom units	(155)	(84)
Net cash used in financing activities	(169,407)	(152,268)
Net (decrease) in cash and cash equivalents	(1,446)	(91,999)
Cash and cash equivalents, beginning of period	42,633	105,776
Cash and cash equivalents, end of period	$41,187	$13,777
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
As of June 30, 2026, the Company had one customer that represented approximately 13.2% of our total joint interest receivables. As of December 31, 2025, the Company had three customers that represented approximately 20.0%, 13.5% and 13.2% of our total joint interest receivables.
The Company establishes its allowance for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. The Company estimates uncollectible amounts based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s expected ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company considers forecasts of future economic conditions in its estimate of expected credit losses and adjusts its allowance for expected credit losses when necessary. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. At June 30, 2026 and December 31, 2025, the allowance for credit losses related to joint interest receivables were $9.7 million and $9.1 million, respectively, and the credit losses related to sales of oil and natural gas were not material. The increase in the allowance for credit losses is presented as Other income (expense), net in the Company’s consolidated statement of operations.
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
Oil and Natural Gas Operations
The Company uses the full cost method of accounting for its exploration and development activities. Under this method of accounting, costs of both successful and unsuccessful exploration and development activities are capitalized as proved oil and natural gas properties. This includes any internal costs that are directly related to exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities, which are expensed as incurred. Capitalized costs are depreciated using the unit-of production method. Under this method, depletion is computed at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by a net equivalent proved reserves at the beginning of the period. Depletion per barrel equivalent unit of production was $6.34 and $8.15 for the six months ended June 30, 2026 and 2025, respectively. The average depletion rate per barrel equivalent unit of production was $6.48 and $8.17 for the three months ended June 30, 2026 and 2025, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $175.8 million and $121.3 million for the six months ended June 30, 2026

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and 2025, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $87.8 million and $62.2 million for the three months ended June 30, 2026 and 2025, respectively.
Under the full cost method, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the full cost “ceiling” at the end of each reporting period. The ceiling is calculated based on the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%. The estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and natural gas properties. Estimated future net cash flows are calculated using the preceding 12-months’ average price based on closing prices on the first day of each month. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. The ceiling limitation computation is determined without regard to income taxes due to the Internal Revenue Service (“IRS”) recognition of the Company as a flow-through entity. No impairments on proved oil and natural gas properties were recorded for the three and six months ended June 30, 2026 and 2025.
Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. As of June 30, 2026, and December 31, 2025, the Company had no properties excluded from the full cost pool. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.
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
Other Property and Equipment, Net
Other property and equipment primarily consists of gathering systems, processing plants, and saltwater disposal systems. Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years. Depreciation expense for other property and equipment was $8.5 million and $5.2 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense for other property and equipment was $4.3 million and $2.8 million for the three months ended June 30, 2026 and 2025, respectively.
Impairment losses are recorded on property and equipment used in operations and other long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. No impairment of other property and equipment was recorded for the three and six months ended June 30, 2026 and 2025.
Inventories
Inventories are stated at the lower of cost or net realizable value and consist of production and midstream equipment not placed in service as of June 30, 2026 and December 31, 2025, and crude oil held in storage. The Company’s production equipment primarily consists of oil and natural gas drilling or repair items such as tubing, casing and pumping units, as well as pipe for midstream operations, and are valued primarily using a weighted average cost method applied to specific

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
classes of inventory items. Crude oil inventories are valued using the first-in, first-out inventory method. The components of inventory consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Production equipment	$40,990	$42,122
Crude oil in storage	1,383	1,389
Total	$42,373	$43,511
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
Other assets include capitalized costs related to the New Credit Agreement of $19.1 million, net of accumulated amortization of $6.0 million as of June 30, 2026. As of December 31, 2025, other assets include capitalized costs related to the New Credit Agreement of $19.1 million, net of accumulated amortization of $3.5 million. These costs are being amortized over the terms of the related credit agreements and are reported as interest expense in the Company’s statement of operations.
The Company capitalized $6.5 million of new debt issuance costs related to the aggregate term loan commitments under the First Amendment to the New Credit Agreement on September 12, 2025. See Note 6 for further discussion.
Debt issuance costs associated with the Company’s term loan are presented as a reduction of the carrying value of long-term debt on the Company’s balance sheet. As of June 30, 2026 and December 31, 2025, the Company had unamortized debt issuance costs of $5.0 million and $5.9 million, respectively, in relation to the aggregate term loan commitments under the First Amendment to the New Credit Agreement.
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
The Company disallows the recognition of tax positions not deemed to meet a “more-likely-than not” threshold of being sustained by the applicable tax authority. The Company’s policy is to reflect interest and penalties related to uncertain tax positions in general and administrative expense, when and if they become applicable. The Company has not recognized any potential interest or penalties in its financial statements for the six months ended June 30, 2026. The Company’s tax years 2025, 2024, and 2023 remain open for examination by state authorities.
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
In general, the amount of ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an estimated credit adjusted rate. If the estimated ARO changes materially, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The following is a reconciliation of ARO for the six months ended June 30, 2026 and 2025 (in thousands):

	June 30, 2026	June 30, 2025
Asset retirement obligation at beginning of period	$261,856	$101,858
Liabilities assumed in acquisitions	—	4,210
Liabilities incurred	31	81
Liabilities settled	(267)	(184)
Accretion expense	12,099	4,224
Asset retirement obligation at end of period	$273,719	$110,189
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
Concentrations
The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. The following purchasers each accounted for more than 10% of the Company’s revenues for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Purchaser A	21.8%	26.9%	19.5%	26.8%
Purchaser B	14.4%	*	16.3%	*
Purchaser C	12.8%	24.1%	17.2%	25.0%
Purchaser D	*	11.2%	*	10.9%
__________
* Purchaser did not account for greater than 10% of oil, natural gas, and NGL sales for the period.

The Company’s receivables as of June 30, 2026 and 2025 from oil and gas sales are concentrated with the same counterparties noted above. The Company does not believe the loss of any single purchaser would materially impact its

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Contract Balances
Cash received relating to future performance obligations is deferred and recognized when all revenue recognition criteria are met. Receivables from contracts with customers were $157.0 million and $160.2 million as of June 30, 2026 and December 31, 2025, respectively. Receivables from contracts with customers were $109.0 million and $132.9 million as of June 30, 2025 and December 31, 2024, respectively, and are included in accounts receivable – oil, gas, and NGL sales in the Company’s consolidated balance sheets. Contract liabilities generated from such deferred revenue are not considered to be material as of June 30, 2026 and December 31, 2025. The Company’s product sales and marketing contracts do not give rise to contract assets.
Revenue Disaggregation
The following table displays the revenue disaggregated and reconciles disaggregated revenue to the revenue reported for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Oil	$196,988	$111,053	$351,880	$236,066
Natural gas	109,703	69,250	275,280	155,615
NGL	61,551	39,940	107,720	84,933
Gross oil, natural gas, and NGL sales	368,242	220,243	734,880	476,614
Transportation and gathering	(1,390)	(831)	(2,482)	(4,476)
Net oil, natural gas, and NGL sales	$366,852	$219,412	$732,398	$472,138
Earnings per Common Unit
The Company’s basic earnings per unit (“EPU”) is computed based on the weighted average number of common units outstanding for the period. Diluted EPU includes the effect of the Company’s phantom units if the inclusion of these units is dilutive. See Note 13 for additional information on the Company’s EPU.
Supplemental Cash Flow Information
Supplemental disclosures to the statements of cash flows are presented below for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$46,395	$27,165
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures including amounts in accounts payable	$15,963	$1,360
Asset retirement cost capitalized	$31	$81
Right-of-use assets obtained in exchange for lease liabilities	$6,004	$4,092
Change in accrued distributions	$2,330	$1,405
Change in accrued acquisition costs	$(2,320)	$—
Common units cancelled in IKAV acquisition final settlement	$(19,047)	$—

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
3.Acquisitions and Divestitures
Acquisitions
IKAV Acquisition
On July 9, 2025, the Company entered into a membership interest purchase agreement (the “IKAV Purchase Agreement”) with VEPU Inc. and Simlog Inc. (collectively, the “IKAV Sellers”), pursuant to which the Company would acquire one hundred percent (100%) of the IKAV Sellers’ membership interests in certain rights, titles and interests in oil and gas properties, rights and related assets located in certain designated lands in the San Juan Basin of New Mexico and Colorado. The transaction closed on September 16, 2025 for consideration of approximately $759.6 million comprised of (i) $349.8 million in cash and (ii) 30.6 million common units (the “IKAV Unit Consideration”), subject to certain customary purchase price adjustments (the “IKAV Acquisition”). On May 15, 2026, 1.4 million common units from the IKAV Unit Consideration were cancelled as part of customary purchase price adjustments related to the final settlement, and the equity consideration had a final value of approximately $390.8 million.

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

	Initial IKAV Acquisition	Adjustments		Final IKAV Acquisition
Consideration transferred:
Common units issued	30,611,264	(1,422,476)	(b)	29,188,788
Closing price of common units on September 15, 2025	$13.39	$—		$13.39
Equity consideration	$409,885	$(19,047)	(b)	$390,838
Cash consideration	349,763	1,749	(a)	351,512
Total acquisition consideration	$759,648	$(17,298)		$742,350
Assets acquired:
Proved oil and natural gas properties	$736,390	$18,925	(a)	$755,315
Accounts receivable	66,232	(4,942)	(a)	61,290
Short-term derivative assets	5,470	—		5,470
Inventories	18,141	(4,993)	(a)	13,148
Other current assets	15,319	(3,709)	(a)	11,610
Other property, plant and equipment	113,867	(12,304)	(a)	101,563
Other assets	11,430	(10,032)	(a)	1,398
Total assets acquired	966,849	(17,055)		949,794
Liabilities assumed:
Outstanding checks in excess of bank balance	1,574	(204)	(a)	1,370
Accounts payable and accrued liabilities	90,679	794	(a)	91,473
Revenue payable	14,519	3,443	(a)	17,962
Other current liabilities	331	—		331
Asset retirement obligations	86,948	—		86,948
Long-term derivative liabilities	2,187	—		2,187
Other long-term liabilities	10,963	(3,790)	(a)	7,173
Total liabilities assumed	207,201	243		207,444
Net assets acquired	$759,648	$(17,298)		$742,350
a.Adjustment reflects additional accounting data received and processed subsequent to the acquisition date. The initial purchase price allocation considered available data at the time of disclosure.
b.Adjustment reflects a cancellation of common units transferred. The initial purchase price allocation considered available data at the time of disclosure.
For the six months ended June 30, 2026, the Company has recognized $159.8 million in revenues and earnings of $47.7 million related to the IKAV Acquisition. For the three months ended June 30, 2026, the Company has recognized $70.2 million in revenues and earnings of $19.3 million related to the IKAV Acquisition. The Company has recognized total transaction and advisory related expenses of $14.4 million, of which $0.1 million were recognized as a reduction and are presented in general and administrative expense on the Company’s statement of operations during the the first quarter of 2026 and $14.5 million were recognized in general and administrative expense during the fourth quarter of 2025.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

	Initial Sabinal Acquisition	Adjustments		Final Sabinal Acquisition
Consideration transferred:
Common units issued	19,187,581	(227,547)	(b)	18,960,034
Closing price of common units on September 15, 2025	$13.39	$—		$13.39
Equity consideration	$256,922	$(3,047)	(b)	$253,875
Cash consideration	195,711	(4,737)	(a)	190,974
Capitalized transaction costs	3,589	99	(a)	3,688
Less: purchase price adjustment receivable	(11,780)	11,780	(a)	—
Total acquisition consideration	$444,442	$4,095		$448,537
Assets acquired:
Proved oil and natural gas properties	$489,681	$5,852	(a)	$495,533
Accounts receivable – joint interest	—	262	(a)	262
Inventories	6,123	(2,058)	(a)	4,065
Other property, plant and equipment	—	353	(a)	353
Other assets	144	—		144
Short-term derivative assets	5,793	—		5,793
Long-term derivative assets	3,933	3,313	(a)	7,246
Total assets acquired	505,674	7,722		513,396
Liabilities assumed:
Accrued liabilities	2,876	3,741	(a)	6,617
Revenue payable	1,336	(114)	(a)	1,222
Asset retirement obligations	57,020	—		57,020
Total liabilities assumed	61,232	3,627		64,859
Net assets acquired	$444,442	$4,095		$448,537
a.Adjustment reflects additional accounting data received and processed subsequent to the acquisition date. The initial purchase price allocation considered available data at the time of disclosure.
b.Adjustment reflects a cancellation of common units transferred. The initial purchase price allocation considered available data at the time of disclosure.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

	Initial XTO Acquisition	Adjustments		Final XTO Acquisition
Consideration transferred:
Cash consideration	$77,893	$364	(a)	$78,257
Less: purchase price adjustment receivable	—	(2,105)	(a)	(2,105)
Total acquisition consideration	$77,893	$(1,741)		$76,152
Assets acquired:
Proved oil and natural gas properties	$65,530	$5,498	(a)	$71,028
Accounts receivable – joint interest	2,344	$(2,281)	(a)	63
Other property and equipment	6,417	$(782)	(a)	5,635
Other assets	9,576	(3,850)	(a)	5,726
Total assets acquired	83,867	(1,415)		82,452
Liabilities assumed:
Revenue suspense	1,354	326	(a)	1,680
Accrued liabilities	444	—		444
Asset retirement obligations	4,176	—		4,176
Total liabilities assumed	5,974	326		6,300
Net assets acquired	$77,893	$(1,741)		$76,152
a.Adjustment reflects additional accounting data received and processed subsequent to the acquisition date. The initial purchase price allocation considered available data at the time of disclosure
Flycatcher Acquisition
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
Business Combination Pro Forma Disclosures
The following table summarizes the unaudited pro forma consolidated financial information of the Company for the three and six months ended June 30, 2025 as if the IKAV Acquisition and XTO Acquisition had occurred on January 1, 2024 (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total revenues	$362,214	$672,071
Net income	132,120	191,837
The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the business combinations been completed on the dates indicated and is not necessarily indicative of future results of operations of the combined company. The unaudited pro forma financial information for the three and six months ended June 30, 2025 is a result of combining the statements of operations of the Company with the pre-acquisition results of the acquired operations, with pro forma adjustments for revenues and expenses. The unaudited pro forma financial information excludes any anticipated cost savings as a result of the acquisitions.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Property and Equipment
The Company’s property and equipment consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Oil and natural gas properties
Proved properties	$4,166,040	$4,017,896
Accumulated depreciation, depletion and amortization	(1,055,045)	(879,253)
Oil and natural gas properties, net	3,110,995	3,138,643
Other property and equipment
Gas gathering system	129,757	127,620
Gas processing plants	49,610	47,902
Water disposal assets	30,395	30,292
Vehicles	16,865	12,771
Other assets	13,206	11,680
Total other property and equipment	239,833	230,265
Accumulated depreciation, depletion and amortization	(43,864)	(35,511)
Total other property and equipment, net	$195,969	$194,754
5. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Operating expenses	$33,846	$36,637
Capital expenditures	14,999	19,423
Payroll costs	9,705	9,246
Derivative settlements	4,306	1,178
Ad-valorem, severance and other tax	22,216	30,562
Midstream shipper payable	1,201	1,792
Interest payable	2,552	3,388
Purchaser payable	—	9,812
General, administrative, and other	4,137	3,527
Total accrued liabilities	$92,962	$115,565
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The New Credit Agreement’s borrowing base is redetermined semi-annually, in April and October. The New Credit Agreement requires the Company to maintain as of the last day of each fiscal quarter (i) a Consolidated Total Net Leverage Ratio of less than or equal to 3.00 to 1.00, and (ii) a Current Ratio of no less than 1.00 to 1.00, each as defined in the New Credit Agreement.
The Company used borrowings from the New Credit Agreement, together with cash on hand and proceeds from the February 2025 Offering, to repay the Term Loan Credit Agreement and the Revolving Credit Agreement in full.
On September 12, 2025, the Company entered into the First Amendment, together with certain of its subsidiaries party thereto, the lenders and issuing banks party thereto and Truist Bank, as administrative and collateral agent (the “First Amendment”). The First Amendment, among other things, (a) removes the 0.10% per annum credit spread adjustment otherwise applicable to the determination of Term SOFR (as defined in the New Credit Agreement), (b) excludes up to $750.0 million in principal amount of Borrowing Base Reduction Debt (as defined in the New Credit Agreement) issued prior to December 31, 2025 from the provisions otherwise requiring a borrowing base reduction as a result of the issuance of such indebtedness and (c) provides for (i) a $700.0 million aggregate increase in the borrowing base under the New Credit Agreement and (ii) the establishment of aggregate term loan commitments (prior to giving effect to any prior funding of term loans) in an amount of $450.0 million and the funding of any unfunded term loan commitments thereunder and increase the Aggregate Elected Revolving Commitment Amount (as defined in the New Credit Agreement) to $1.0 billion. The applicable margin for interest charged on the term loan increases by 0.25% every three months.
The Company used increased borrowings from the New Credit Agreement, together with the IKAV Unit Consideration and the Sabinal Unit Consideration, to fund the IKAV Acquisition and the Sabinal Acquisition.
As of June 30, 2026, there were $1.18 billion of outstanding borrowings under the New Credit Agreement with $5.0 million in outstanding letters of credit, and the remaining availability under the New Credit Agreement was $270.0 million. The effective interest rate as of June 30, 2026 was 7.8%.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table summarizes the open fixed price swap positions as of June 30, 2026, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Fixed Price
Remaining 2026	NYMEX WTI	1,549	$64.51
2027	NYMEX WTI	2,415	63.94
2028	NYMEX WTI	773	65.58
The following table summarizes the open fixed price swap positions as of June 30, 2026, related to natural gas production:

Period	Index	Volume (Bbtu)	Weighted Average Fixed Price
Remaining 2026	NYMEX HH	18,691	$3.52
2027	NYMEX HH	15,278	3.50
2028	NYMEX HH	3,480	3.69
2029	NYMEX HH	4,544	3.43
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
The following table summarizes the open costless collar positions as of June 30, 2026, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Floor Price	Weighted Average Ceiling Price
Remaining 2026	NYMEX WTI	368	$60.00	$78.52
2027	NYMEX WTI	181	62.50	71.25
In addition, the Company has entered into oil basis swap positions. These instruments are arrangements that guarantee a fixed price differential to Argus WTI Midland TMA from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity.
The following table summarizes the open basis swap positions as of June 30, 2026, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Fixed Price
Remaining 2026	Argus TMA	276	$1.25
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

	June 30, 2026	December 31, 2025
Derivative contracts – current, gross	$4,040	$43,974
Netting arrangements	(3,064)	(1,468)
Derivative contracts – current, net	$976	$42,506

Derivative contracts – long-term, gross	$227	$12,519
Netting arrangements	—	(27)
Derivative contracts – long-term, net	$227	$12,492
The following table presents the gross amounts of recognized derivative liabilities, the amounts that are subject to offsetting under master netting arrangements and the net recorded fair values as recognized on the balance sheet (in thousands):

	June 30, 2026	December 31, 2025
Derivative contracts – current, gross	$(8,499)	$(1,468)
Netting arrangements	3,064	1,468
Derivative contracts – current, net	$(5,435)	$—

Derivative contracts – long-term, gross	$(5,812)	$(2,989)
Netting arrangements	—	27
Derivative contracts – long-term, net	$(5,812)	$(2,962)

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Gains and Losses.    The following table presents the settlement and mark-to-market (“MTM”) gains and losses presented as a loss or gain on derivatives in the statement of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Settlements of oil derivatives	$(24,611)	$6,640	$(29,869)	$7,548
Settlements of natural gas derivatives	6,405	388	18,533	1,127
MTM gains (losses) on oil derivatives, net	40,707	15,401	(59,803)	16,196
MTM gains (losses) on natural gas derivatives, net	984	33,150	(2,275)	(9,985)
Total gains (losses) on derivative contracts	$23,485	$55,579	$(73,414)	$14,886
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2026
Assets:
Commodity derivative instruments	$—	$4,267	$—	$4,267
Liabilities:
Commodity derivative instruments	$—	$(14,311)	$—	$(14,311)
As of December 31, 2025
Assets:
Commodity derivative instruments	$—	$56,493	$—	$56,493
Liabilities:
Commodity derivative instruments	$—	$(4,457)	$—	$(4,457)
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

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,023,320	$17.36	38,622	$24.88
Granted	13,609	$17.18	72,759	$19.61
Vested	(1,998)	$17.59	—	$—
Forfeited	(4,467)	$17.99	—	$—
Unvested at March 31,2025	1,030,464	$17.35	111,381	$21.44
Granted	17,721	$15.77	—	$—
Vested	(2,775)	$19.30	—	$—
Forfeited	(15,530)	$17.29	—	$—
Unvested at June 30, 2025	1,029,880	$17.32	111,381	$21.44

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units		Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	1,748,507	$14.31	91,528		$21.44
Granted	82,709	$11.37	151,721	1	$10.78
Vested	(20,954)	$13.49	—		$—
Forfeited	(18,857)	$13.90	—		$—
Unvested at March 31,2026	1,791,405	$14.18	243,249		$14.83
Granted	68,106	$13.68	—		$—
Vested	(8,181)	$16.92	—		$—
Forfeited	(16,235)	$13.72	—		$—
Unvested at June 30, 2026	1,835,095	$14.16	243,249		$14.83
Total non-cash compensation cost related to the Time-Based Phantom Units was $6.2 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively. Total non-cash compensation cost related to the Time-Based Phantom Units was $3.1 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $17.6 million of unrecognized compensation cost related to Time-Based Phantom Units that is expected to be recognized over a weighted average period of approximately 1.9 years.
The aggregate fair value of share based awards that vested during the three and six months ended June 30, 2026 was approximately $0.1 million and $0.4 million, respectively, based on the unit price at the time of vesting.
The Company has awarded performance based phantom units (“Performance Phantom Units”) to certain of its executive officers under the Long-Term Incentive Plan. The number of common units issued pursuant to each Performance Phantom Unit award agreement will be from 0% to 200% of the target number of Performance Phantom Units thereunder based on a combination of the Company’s (i) total shareholder return (“TSR”), (ii) relative TSR compared to the TSR of the companies in the Company’s designated peer group and (iii) total recordable incident rate, in each case, for the applicable performance period. The Performance Phantom Unit awards are broken into two categories: long-term performance units, which have a three-year performance period, and short-term performance units, which are broken into three separate one-

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
year tranches with performance periods in each one-year period. Performance Phantom Units vest based on the achievement of the applicable performance metrics at the end of the applicable performance period, subject generally to the applicable executive officer’s continued employment through such performance period. Within 60 days of the vesting of a Performance Phantom Unit, the executive officer will receive a common unit of the Company. Each Performance Phantom Unit was granted with a corresponding DER. Payment of any such DER occurs when its corresponding Performance Phantom Unit vests, and in the event such Performance Phantom Unit is forfeited, the corresponding DER is also forfeited. The grant date fair values of the Performance Phantom Units with market conditions were determined using the Monte Carlo simulation method and are being recorded ratably from the grant date to the end of the applicable performance period.
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of Performance Phantom Units granted during the year ended December 31, 2025, and the six months ended June 30, 2026.

Grant date	May 3, 2024	January 1, 2025	January 1, 2026
Period for volatility, correlations, and risk-free rate	2.66 years	3.00 years	3.00 years
Risk-free interest rate	4.61%	4.23%	3.52%
Implied equity volatility	57.25%	50.57%	40.79%
Unit price on date of grant	$20.44	$17.18	$11.04
Total non-cash compensation cost related to the Performance Phantom Units was $0.7 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively. Total non-cash compensation cost related to the Performance Phantom Units was $0.4 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $1.9 million of unrecognized compensation cost related to Performance Phantom Units that is expected to be recognized over a weighted average period of approximately 1.82 years.
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
10. Commitments and Contingencies
Legal Matters.    In the ordinary course of business, the Company may at times be subject to claims and legal actions including, but not limited to, title disputes, royalty disputes, contract claims, personal injury claims and employment claims. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Nevertheless, actual outcomes may differ significantly from the Company’s assessment. As of June 30, 2026 and December 31, 2025, the Company has no amounts accrued pertaining to these matters. Management does not expect that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future Firm Sales Commitments.    As part of the IKAV Acquisition, the Company is now party to a firm sales contract to deliver and sell a certain amount of natural gas at a fixed price of $1.72 per MMbtu through 2030. The Company expects to fulfill its delivery commitments primarily with production from proved developed reserves. The Company’s production has been sufficient to satisfy its delivery commitments during the periods presented, and it expects its future production will continue to be the primary means of fulfilling its future commitments. However, if the Company’s production is not sufficient to satisfy its delivery commitments, it may be required to compensate the counterparty for the shortfall based on the difference between the market price and the fixed contract price. A summary of these volume commitments as of June 30, 2026 is set forth in the table below (in Bbtu):

Remaining 2026	34,725
2027	64,546
2028	59,622
2029	54,810
2030	50,753
Total	264,456
Contributions to 401(k) Plan.    The Company sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum pre-tax threshold through salary deferrals. The plan provides a company match on 100% of salary deferrals that do not exceed 10% of compensation. The Company contributed $3.9 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively. The Company contributed $1.9 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively.
11. Leases
Nature of Leases
The Company has operating leases on office spaces, various vehicles and compressors with remaining lease durations in excess of one year. These leases have various expiration dates through 2031. The vehicles are used for field operations and leased from third parties. The Company recognizes right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized.
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
Future amounts due under operating lease liabilities as of June 30, 2026, were as follows (in thousands):

Remaining 2026	$5,181
2027	9,587
2028	5,883
2029	2,512
2030	157
2031	122
Thereafter	255
Total lease payments	$23,697
Less: imputed interest	(2,310)
Total	$21,387

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes our total lease costs before amounts are recovered from our joint interest partners, where applicable, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$2,644	$1,875	$4,855	$3,963
The Company does not have any material leases that are short term.
The weighted-average remaining lease term as of June 30, 2026 was 2.65 years. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2026 was 7.9%.

	Six Months Ended June 30,
	2026	2025
Operating cash flows from operating leases	$4,657	$3,877
12. Partners’ Capital
On May 22, 2026, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) by and among the Company, the General Partner, and Morgan Stanley & Co. LLC, as sales agent (the “Agent”). Pursuant to the Equity Distribution Agreement, the Company may issue and sell, from time to time, the Company’s common units, having an aggregate offering price of up to $100.0 million through the Agent.
Under the Equity Distribution Agreement, the Company will set the parameters for the sale of the common units, including the number of units to be sold, the time period during which sales are requested to be made and any price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement and such parameters, the Agent may sell such common units by any method deemed to be an “at the market offering” as defined by Rule 415 under the Securities Act including sales made directly on or through The New York Stock Exchange.
During the three months ended June 30, 2026, the Company issued 129.4 thousand of it’s common units at an average price to the public of $13.41 per common unit, less commissions and fees. The sale of the Company’s common units resulted in gross proceeds of $1.73 million and net proceeds of $1.69 million.
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

As of June 30, 2026 and December 31, 2025, the Company had 166.9 million and 168.4 million common units outstanding, respectively. On May 15, 2026, the Company and the IKAV Sellers agreed to cancel 1.4 million common units as part of post closing adjustments associated with the IKAV Acquisition, which reduced total reported units outstanding on the Statement of Partners’ Capital as of March 31, 2026. On February 7, 2026, 0.2 million common units were cancelled as

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
part of post closing adjustments associated with the Sabinal Acquisition, which reduced total reported units outstanding on the Statement of Partners’ Capital as of December 31, 2025.
The Company distributed $0.64 and $0.79 per unit for total cash distributions of $106.8 million and $93.5 million for the three months ended June 30, 2026 and 2025, respectively. The Company distributed $1.17 and $1.29 per unit for total cash distributions of $195.9 million and $152.7 million for the six months ended June 30, 2026 and 2025, respectively. These cash distributions paid during the three and six months ended June 30, 2026 and 2025, are representative of the results of our operations for the preceding quarter.
13. Earnings Per Common Unit
The Company has a single class of common units. The Company has potentially dilutive securities as of June 30, 2026, which consist of phantom units issued under the Company’s long-term incentive plan. The treasury stock method is used to determine the dilutive impact for the Company’s phantom units. As of June 30, 2026 and 2025, there were 73.3 thousand and 17.7 thousand, respectively, phantom units that were considered antidilutive and thus excluded from the calculation of diluted earnings per common unit.
The following represents the computation of basic and diluted earnings per common unit for the three and six months ended June 30, 2026 (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income - basic and diluted	$98,213	$89,661	$63,175	$105,547
Weighted-average common units outstanding - basic	167,544	118,336	167,928	115,248
Effect of dilutive securities	482	53	313	65
Weighted-average common units outstanding - diluted	168,026	118,389	168,241	115,313
Earnings per common unit - basic	$0.59	$0.76	$0.38	$0.92
Earnings per common unit - diluted	$0.58	$0.76	$0.38	$0.92
14. Related Party Transactions
Management Services Agreement.
On October 27, 2023, the Company entered into a management services agreement (the “MSA”) with Mach Resources. Under the MSA, Mach Resources manages and performs all aspects of oil and gas operations and other general and administrative functions for the Company and the Company (i) will pay Mach Resources an annual management fee of approximately $7.4 million and (ii) reimburse Mach Resources for the costs and expenses of the services provided. On a monthly basis, the Company distributes funding to Mach Resources for performance under the MSA. During the six months ended June 30, 2026 and 2025, the Company paid Mach Resources $91.3 million (inclusive of $3.7 million in management fees presented as general and administrative expense - related party in the statement of operations) and $57.2 million (inclusive of $3.7 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. During the three months ended June 30, 2026 and 2025, the Company paid Mach Resources $43.0 million (inclusive of $1.9 million in management fees presented as general and administrative expense - related party in the statement of operations) and $25.9 million (inclusive of $1.9 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. As of June 30,

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2026 and December 31, 2025, the Company owed $0.2 million and $0.9 million, respectively, to Mach Resources, presented as accounts payable - related party.
Common units purchased by Tom L. Ward
In connection with the April 2026 Secondary Offering, Tom L. Ward, Chief Executive Officer and Director, purchased 0.2 million common units at the public offering price of $13.05 per common unit.
Transition Services Agreements
In connection with the closing of the IKAV and Sabinal Acquisitions, the Company entered into a transition services agreement with each respective counterparty. During the first quarter of 2026, the Company paid the IKAV Sellers $1.4 million for continued assistance in transitioning processes to the Company. For the year ended December 31, 2025, the Company paid the IKAV Sellers and the Sabinal Sellers $1.6 million and $4.3 million, respectively, for continued assistance in transitioning processes to the Company. There were no transition payments made to the IKAV or Sabinal Sellers during the three and six months ended June 30, 2025.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes total revenues, significant expenses, net income and capital expenditures related to the E&P Segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$405,955	$288,517	$691,880	$515,285

Gathering and processing	47,968	31,784	107,239	59,945
Lease operating expense	97,724	49,566	198,656	98,318
Production taxes	18,538	10,496	35,105	23,270
Total significant expenses	164,230	91,846	341,000	181,533
Midstream operating expense	4,954	3,200	10,110	6,170
Cost of product sales	5,402	6,274	12,186	14,261
Depreciation, depletion, amortization and accretion – oil and natural gas	93,887	64,340	187,891	125,525
Depreciation and amortization – other	4,342	2,758	8,511	5,158
General and administrative	8,821	6,952	15,722	15,969
General and administrative – related party	1,850	1,850	3,700	3,700
Interest expense	24,515	12,140	48,932	30,034
Loss on debt extinguishment	—	—	—	18,540
Other expense, net	(259)	9,496	653	8,848
Total expenses	307,742	198,856	628,705	409,738

Net income	$98,213	$89,661	$63,175	$105,547

Capital expenditures, including acquisitions	96,938	125,452	172,187	206,810
The following table summarizes total assets to the E&P Segment as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Total assets	$3,675,252	$3,777,308
16. Subsequent Events
Distribution Declaration
On August 6, 2026, the Company declared its quarterly distribution for the second quarter of 2026 of $0.36 per common unit, which will be paid on August 31, 2026.
The Company has evaluated subsequent events through the date of issuance of these financial statements to ensure that any subsequent events that met the criteria for recognition and disclosure in this Quarterly Report have been properly included.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report and also with “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. The following information updates the discussion of our financial condition provided in our previous filings and analyzes the changes in the results of operations for the three and six months ended June 30, 2026 and 2025.
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
Market Outlook
Our financial results depend on many factors, particularly commodity prices and our ability to find, develop and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand. The oil and natural gas industry is cyclical and commodity prices are highly volatile and we expect continued and increased pricing volatility in the crude oil and natural gas markets. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. Between January 1, 2025 and June 30, 2026, NYMEX WTI prices for crude oil ranged from $55.27 to $112.95 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $2.52 to $7.46 per MMBtu. The war in Ukraine and conflict in the Middle East, uncertainty regarding interest rates, global supply chain disruptions, the potential for significant new tariffs, OPEC+’s decision to increase production in May and July 2025, and concerns about a potential economic downturn or recession have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2025.
Between 2022 and 2024, the Federal Reserve raised the target range for the federal funds rate in an effort to curb inflation. In September 2025, October 2025 and December 2025, the Federal Reserve lowered the target range for the federal funds rate to its current range of 3.50% to 3.75% in light of the reduced inflation. In June 2026, inflation, as measured by the consumer price index, was 3.5%. We cannot predict the future inflation rate but to the extent we experience high inflation, we may see cost increases in our operations, including costs for drill rigs, workover rigs, tubulars and other well equipment, as well as increased labor costs. We continue to evaluate actions to mitigate supply chain and inflationary pressures and work closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies which are critical to many of our operations. However, these mitigation efforts may not succeed or may be insufficient. Further, if we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.
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

Results of Operations
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs, for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	Percent
Revenues:
Oil	$196,996	$111,053	$85,943	77%
Natural gas	108,305	68,420	39,885	58%
Natural gas liquids	61,551	39,939	21,612	54%
Total oil, natural gas, and NGL sales	366,852	219,412	147,440	67%
Gain on oil and natural gas derivatives, net	23,485	55,579	(32,094)	(58%)
Midstream revenue	9,384	6,257	3,127	50%
Product sales	6,234	7,269	(1,035)	(14%)
Total revenues	$405,955	$288,517	$117,438	41%
Average Sales Price:
Oil ($/Bbl)	$95.40	$63.10	$32.30	51%
Natural gas ($/Mcf)	$1.93	$2.81	$(0.88)	(31%)
NGL ($/Bbl)	$28.99	$22.41	$6.58	29%
Total ($/Boe) – before effects of realized derivatives	$27.08	$28.85	$(1.77)	(6%)
Total ($/Boe) – after effects of realized derivatives	$25.74	$29.77	$(4.03)	(14%)
Net Production Volumes:
Oil (MBbl)	2,065	1,760	305	17%
Natural gas (MMcf)	56,168	24,383	31,785	130%
NGL (MBbl)	2,123	1,783	340	19%
Total (MBoe)	13,549	7,606	5,943	78%
Average daily total volumes (MBoe/d)	148.89	83.59	65.3	78%

Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales increased $147.4 million, or 67% for the three-month period ended June 30, 2026, as compared to the three-month period ended June 30, 2025. This increase was primarily related to a 78% production increase, which resulted in increased oil, natural gas and NGL sales of $100.2 million. Additionally, the increase in oil and NGL prices resulted in an increase in sales of $68.6 million, and the decrease in natural gas prices resulted in a decrease in natural gas sales of $21.4 million.
Oil, natural gas and NGL production

Production increased 5,943 MBoe, or 78% for the three-month period ended June 30, 2026, as compared to the three-month period ended June 30, 2025. The increase was primarily a result of the IKAV and Sabinal Acquisitions, which added 6,199 Mboe of production for the three-month period ending June 30, 2026.

Oil and natural gas derivatives
For the three-month period ended June 30, 2026, we had realized losses on derivative instruments of $18.2 million and unrealized gains of $41.7 million for total gains of $23.5 million. For the three-month period ended June 30, 2025, we had realized gains on derivative instruments of $7.0 million and unrealized gains of $48.6 million for total gains of $55.6 million. The increase in realized losses is primarily due to the significant increase in oil prices during the three-month period ending June 30, 2026.
Midstream revenue

Midstream revenue increased $3.1 million, or 50% for the three-month period ended June 30, 2026, as compared to the three-month period ended June 30, 2025, due to the acquisition of additional midstream facilities in the IKAV Acquisition in September 2025.
Product sales
Product sales decreased $1.0 million, or 14% for the three-month period ended June 30, 2026, as compared to the three-month period ended June 30, 2025. This decrease was primarily a result of decreases in the average selling price of natural gas. These decreases corresponded with the decrease in our cost of product sales noted below.
Operating Expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	Percent
Operating Expenses:
Gathering and processing expense	$47,968	$31,784	$16,184	51%
Lease operating expense	$97,724	$49,566	$48,158	97%
Production taxes	$18,538	$10,496	$8,042	77%
Midstream operating expense	$4,954	$3,200	$1,754	55%
Cost of product sales	$5,402	$6,274	$(872)	(14%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$93,887	$64,340	$29,547	46%
Depreciation and amortization expense – other	$4,342	$2,758	$1,584	57%
General and administrative	$10,671	$8,802	$1,869	21%
Total operating expenses	$283,486	$177,220	$106,266	60%
Operating Expenses ($/Boe):
Gathering and processing expense	$3.54	$4.18	$(0.64)	(15%)
Lease operating expense	$7.21	$6.52	$0.69	11%
Production taxes (% of oil, natural gas and NGL sales)	5.1%	4.8%	0.3%	6%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$6.93	$8.46	$(1.53)	(18%)
Depreciation and amortization expense – other	$0.32	$0.36	$(0.04)	(11%)
General and administrative	$0.79	$1.16	$(0.37)	(32%)
Gathering and processing expense

Gathering and processing expense increased $16.2 million, or 51%, and decreased $0.64 per Boe, or 15%, for the three-month period ended June 30, 2026, as compared to the three-month period ended June 30, 2025, primarily as a result of the 130% increase in natural gas production and the 19% increase in NGL production, driven by the IKAV Acquisition. Gathering and processing expense per Boe decreased primarily as a result of the Sabinal Acquisition, where oil heavy production includes no gathering and processing expense, as well as the lower gathering and processing cost profile of the IKAV properties.

Lease operating expense

Lease operating expense increased $48.2 million, or 97% for the three-month period ended June 30, 2026, as compared to the three-month period ended June 30, 2025, primarily due to the IKAV and Sabinal Acquisitions. Lease operating expenses per Boe increased by $0.69 primarily as a result of the oil-heavy production from the Sabinal Acquisition that added to our overall cost profile.
Production taxes

Production taxes increased $8.0 million, or 77% for the three-month period ended June 30, 2026, as compared to the three-month period ended June 30, 2025. This increase was in line with the increase in oil, natural gas and NGL sales.
Midstream operating expense

Midstream operating expense increased $1.8 million, or 55% for the three-month period ended June 30, 2026, as compared to the three-month period ended June 30, 2025, due to the acquisition of additional midstream facilities in the IKAV Acquisition in September 2025.
Cost of product sales

Cost of product sales decreased $0.9 million, or 14% for the three-month period ended June 30, 2026, as compared to the three-month period ended June 30, 2025. This decrease was primarily a result of the decrease in the average selling price of natural gas. These decreases were consistent with the decrease in product sales noted above.
Depreciation, depletion, amortization and accretion expense - oil and natural gas

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties increased by $29.5 million, or 46% for the three-month period ended June 30, 2026, as compared to the three-month period ended June 30, 2025. The increase is primarily the result of the IKAV and Sabinal Acquisitions which added $1.3 billion to the balance of oil and gas properties subject to depletion.
General and administrative costs

General and administrative costs increased $1.9 million, or 21% for the three-month period ended June 30, 2026, as compared to the three-month period ended June 30, 2025. The increase is primarily due to increases in compensation and benefits of $1.6 million, consulting and professional fees of $1.6 million and equity compensation of $1.3 million. These increases were partially offset by additional cost recovery per the terms of joint operating agreements from acquired wells subsequent to June 30, 2025.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs, for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	Percent
Revenues:
Oil	$351,880	$236,064	$115,816	49%
Natural gas	272,798	151,141	121,657	80%
Natural gas liquids	107,720	84,933	22,787	27%
Total oil, natural gas, and NGL sales	732,398	472,138	260,260	55%
(Loss) gain on oil and natural gas derivatives, net	(73,414)	14,886	(88,300)	NM(1)
Midstream revenue	18,993	12,387	6,606	53%
Product sales	13,903	15,874	(1,971)	(12%)
Total revenues	$691,880	$515,285	$176,595	34%
Average Sales Price:
Oil ($/Bbl)	$82.10	$66.93	$15.17	23%
Natural gas ($/Mcf)	$2.35	$3.17	$(0.82)	(26%)
NGL ($/Bbl)	$26.48	$24.77	$1.71	7%
Total ($/Boe) – before effects of realized derivatives	$26.41	$31.71	$(5.30)	(17%)
Total ($/Boe) – after effects of realized derivatives	$26.00	$32.29	$(6.29)	(19%)
Net Production Volumes:
Oil (MBbl)	4,286	3,527	759	22%
Natural gas (MMcf)	116,247	47,604	68,643	144%
NGL (MBbl)	4,067	3,429	638	19%
Total (MBoe)	27,728	14,890	12,838	86%
Average daily total volumes (MBoe/d)	153.19	82.26	70.93	86%
(1)Not Meaningful
Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales increased $260.3 million, or 55% for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025. This increase was primarily related to the 86% production increase, which resulted in increased oil, natural gas and NGL sales of $240.3 million. Additionally, the increase in oil and NGL prices resulted in an increase in sales of $59.4 million, and the decrease in natural gas prices resulted in a decrease in natural gas sales of $39.4 million.
Oil, natural gas and NGL production

Production increased 12,838 MBoe, or 86% for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025. The increase was primarily a result of the IKAV and Sabinal Acquisitions, which added 12,867 Mboe of production for the six-month period ending June 30, 2026.
Oil and natural gas derivatives
For the six-month period ended June 30, 2026, we had realized losses on derivative instruments of $11.3 million and unrealized losses of $62.1 million for total losses of $73.4 million. For the six-month period ended June 30, 2025, we had realized gains on derivative instruments of $8.7 million and unrealized gains of $6.2 million for total gains of $14.9 million. The increase in both realized and unrealized losses is primarily from an increase in oil prices throughout the six-month period ending June 30, 2026
Midstream revenue

Midstream revenue increased $6.6 million, or 53% for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025, due to the acquisition of additional midstream facilities in the IKAV Acquisition in September 2025.
Product sales
Product sales decreased $2.0 million, or 12% for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025. This decrease was primarily a result of the decrease in the average selling price of natural gas. These decreases corresponded with the decrease in our cost of product sales noted below.
Operating Expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	Percent
Operating Expenses:
Gathering and processing expense	$107,239	$59,945	$47,294	79%
Lease operating expense	$198,656	$98,318	$100,338	102%
Production taxes	$35,105	$23,270	$11,835	51%
Midstream operating expense	$10,110	$6,170	$3,940	64%
Cost of product sales	$12,186	$14,261	$(2,075)	(15%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$187,891	$125,525	$62,366	50%
Depreciation and amortization expense – other	$8,511	$5,158	$3,353	65%
General and administrative	$19,422	$19,669	$(247)	(1%)
Total operating expenses	$579,120	$352,316	$226,804	64%
Operating Expenses ($/Boe):
Gathering and processing expense	$3.87	$4.03	$(0.16)	(4%)
Lease operating expense	$7.16	$6.60	$0.56	8%
Production taxes (% of oil, natural gas and NGL sales)	4.8%	4.9%	(0.1)%	(2%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$6.78	$8.43	$(1.65)	(20%)
Depreciation and amortization expense – other	$0.31	$0.35	$(0.04)	(11%)
General and administrative	$0.70	$1.32	$(0.62)	(47%)
Gathering and processing expense

Gathering and processing expense increased $47.3 million, or 79%, and decreased $0.16 per Boe, or 4%, for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025, primarily as a result of the 144% increase in natural gas production and the 19% increase in NGL production, driven by the IKAV Acquisition. Additionally, due to changes in certain purchaser contracts in the second quarter of 2025, certain post-production costs that were previously presented as a reduction to gas revenue are now presented as gathering and processing expense. Gathering and processing expense per Boe decreased primarily as a result of the Sabinal Acquisition, where oil heavy production includes no gathering and processing expense, as well as the lower gathering and processing cost profile of the IKAV properties.

Lease operating expense

Lease operating expense increased $100.3 million, or 102% for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025, primarily primarily due to the IKAV and Sabinal Acquisitions. Lease operating expenses per Boe increased by $0.56 primarily as a result of the oil-heavy production from the Sabinal Acquisition that added to our overall cost profile.
Production taxes

Production taxes increased $11.8 million, or 51% for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025. This increase was in line with the increase in oil, natural gas and NGL sales.
Midstream operating expense

Midstream operating expense increased $3.9 million, or 64% for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025, primarily due to the acquisition of additional midstream facilities in the IKAV Acquisition in September 2025.
Cost of product sales

Cost of product sales decreased $2.1 million, or 15% for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025. This decrease was primarily a result of the decrease in the average selling price of natural gas. These decreases were consistent with the decrease in product sales noted above.
Depreciation, depletion, amortization and accretion expense - oil and natural gas

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties increased by $62.4 million, or 50% for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025. The increase is primarily the result of the IKAV and Sabinal Acquisitions which added $1.3 billion to the balance of oil and gas properties subject to depletion.
General and administrative costs

General and administrative costs decreased $0.2 million, or 1% for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025. The decrease in general and administrative costs was primarily a result of additional cost recovery per the terms of joint operating agreements from acquired wells subsequent to June 30, 2025. These reductions to general and administrative costs were offset by increases in compensation and benefits of $3.8 million, consulting and professional fees of $3.3 million and equity compensation of $2.7 million for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025.

Liquidity and Capital Resources
Our primary sources of liquidity and capital are cash flows generated by operating activities, borrowings under the New Credit Agreement, and proceeds from the issuance of equity and debt. At June 30, 2026, outstanding borrowings under the New Credit Agreement were $1.18 billion with $5.0 million in letters of credit outstanding, and the remaining availability under the New Credit Agreement was $270.0 million at June 30, 2026.
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
Historically, our business plan has focused on acquiring and then exploiting the development and production of our assets. We spent approximately $171.8 million during the six-month period ended June 30, 2026 on development costs and our budget for 2026 is between $310.0 million and $340.0 million. For purposes of calculating our cash available for distribution, we define development costs as all of our capital expenditures, other than acquisitions. Our development efforts and capital for 2026 is anticipated to focus on a mix of drilling Oswego, Woodford, and Mississippian wells.
During the six-month period ended June 30, 2026, we spent approximately $130.4 million on drilling and completion activities and related equipment, $31.8 million on remedial workovers and other capital projects, $9.6 million on midstream and other property and equipment capital projects. Our operated drilling program spud 8.7 net wells while bringing online 7.7 net wells for during the six-month period ended June 30, 2026.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$323,967	$272,660
Net cash used in investing activities	$(156,006)	$(212,391)
Net cash used in financing activities	$(169,407)	$(152,268)
Net cash provided by operating activities
Net cash provided by operating activities increased $51.3 million for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025. The increase in net cash provided by operating activities is primarily a result of increases in production across all products and increases in the average selling price of oil. These increases were offset by a decrease in the average selling price of natural gas and a decrease in cash receipts (payments) on settlement of derivative contracts of $13.7 million.
Net cash used in investing activities
Net cash used in investing activities decreased $56.4 million for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025. The decrease in net cash used in investing activities is primarily a result of decreases in cash used to acquire assets of $98.6 million in the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025. This was slightly offset by increases in capital expenditures on our oil and gas properties and on our other property and equipment of $35.7 million and $5.8 million, respectively, due to increased drilling and completion activities in the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025.
Net cash used in financing activities
Net cash used in financing activities increased $17.1 million for the six-month period ended June 30, 2026, as compared to the six-month period ended June 30, 2025. The increase was primarily driven by a $219.4 million decrease in proceeds from common unit issuances, a $540.0 million decrease in net borrowings under our credit facilities (proceeds net of repayments), and a $43.3 million increase in distributions to unitholders. These were largely offset by a $763.1 million decrease in term note repayments, a $7.7 million decrease in debt extinguishment costs, and a $14.7 million decrease in debt issuance costs, as we incurred no such costs in the current period.

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
Contractual Obligations and Commitments
As part of the IKAV Acquisition, we are now party to a firm sales contract to deliver and sell a certain amount of natural gas at a fixed price of $1.72 per MMbtu through 2030. We expect to fulfill the delivery commitments primarily with production from proved developed reserves. Our production has been sufficient to satisfy the delivery commitments during the periods presented, and we expect our future production will continue to be the primary means of fulfilling the future commitments. However, if the Company’s production is not sufficient to satisfy its delivery commitments, it may be required to compensate the counterparty for the shortfall based on the difference between the market price and the fixed contract price. For further information on firm sales commitments, see Note 10 of our consolidated financial statements.
Operating lease obligations
Our operating lease obligations include long-term lease payments for office space, vehicles, equipment related to exploration, development and production activities. We paid approximately $4.9 million and $2.6 million in operating lease payments for the three and six month periods ended June 30, 2026, respectively, and expect to pay approximately $23.7 million in operating lease payments through 2031. For further information on our operating lease obligations, see Note 11 of our consolidated financial statements.

Non-GAAP Financial Measures
Adjusted EBITDA
We include in this Quarterly Report the supplemental non-GAAP financial performance measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized (gain) loss on derivative instruments, (4) loss on debt extinguishment, (5) equity-based compensation expense and (6) gain (loss) on sale of assets, net.
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
Cash Available for Distribution
Cash available for distribution is not a measure of net income or net cash flow provided by or used in operating activities as determined by GAAP. Cash available for distribution is a supplemental non-GAAP financial performance measure used by our management and by external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others, to assess our ability to internally fund our exploration and development activities, pay distributions, and to service or incur additional debt. We define cash available for distribution as net income adjusted for (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized (gain) loss on derivative instruments, (4) loss on debt extinguishment, (5) equity-based compensation expense, (6) gain (loss) on sale of assets, net, (7) cash interest expense, net, (8) development costs and (9) change in accrued realized derivative settlements. Development costs include all of our capital expenditures, other than acquisitions. Cash available for distribution will not reflect changes in working capital balances. Cash available for distribution is not a measurement of our financial performance or liquidity under GAAP and should not be considered as an alternative to, or more meaningful than, net income or net cash provided by or used in operating activities as determined in accordance with GAAP or as indicators of our financial performance and liquidity. The GAAP measure most directly comparable to cash available for distribution is net income. Cash available for distribution should not be considered as an alternative to, or more meaningful than, net income.

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net Income Reconciliation to Adjusted EBITDA:
Net income	$98,213	$89,661	$63,175	$105,547
Interest expense, net	24,250	12,097	48,413	29,514
Depreciation, depletion, amortization and accretion	98,229	67,098	196,402	130,683
Unrealized (gain) loss on derivative instruments	(41,691)	(48,551)	62,078	(6,211)
Loss on debt extinguishment	—	—	—	18,540
Equity-based compensation expense	3,413	2,103	6,962	4,215
Gain on sale of assets	(183)	(138)	(175)	(167)
Adjusted EBITDA	$182,231	$122,270	$376,855	$282,121
Net Income Reconciliation to Cash Available for Distribution:
Net income	$98,213	$89,661	$63,175	$105,547
Interest expense, net	24,250	12,097	48,413	29,514
Depreciation, depletion, amortization and accretion	98,229	67,098	196,402	130,683
Unrealized (gain) loss on derivative instruments	(41,691)	(48,551)	62,078	(6,211)
Loss on debt extinguishment	—	—	—	18,540
Equity-based compensation expense	3,413	2,103	6,962	4,215
Gain on sale of assets	(183)	(138)	(175)	(167)
Cash interest expense, net	(22,554)	(11,151)	(45,039)	(27,151)
Development costs	(96,637)	(63,503)	(171,793)	(115,558)
Change in accrued realized derivative settlements	(2,943)	(1,634)	7,424	1,146
Cash available for distribution	$60,097	$45,982	$167,447	$140,558
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2025. No modifications have been made during the six months ended June 30, 2026.
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
Our hedging activities are intended to support oil and natural gas prices at targeted levels and manage our exposure to natural gas price volatility. Under swap contracts, the counterparty is required to make a payment to us for the difference between the swap price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the swap price. We are required to make a payment to the counterparty for the difference between the swap price and the settlement price if the swap price is below the settlement price. See Note 7 of our consolidated financial statements for further information on our open derivative positions and valuation as of June 30, 2026.
Counterparty and Customer Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of a contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of June 30, 2026, we had derivative instruments in place with seven different counterparties. We believe our counterparties currently represent acceptable credit risks. We are not required to provide credit support or collateral to our counterparties under current contracts, nor are they required to provide credit support or collateral to us.
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
Interest Rate Risk
Variable rate debt
At June 30, 2026, we had $1.18 billion of debt outstanding under the New Credit Agreement. Borrowings outstanding under the New Credit Agreement bore an interest rate of 7.8% as of June 30, 2026. Assuming no change in the amount outstanding, the impact on interest expense of a 1% (or 100 basis points) increase or decrease in the assumed weighted average interest rate on our variable interest debt would be approximately $11.8 million per year based on our borrowings outstanding at June 30, 2026.
Interest rate derivative activities
As of June 30, 2026, we did not have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness, but we may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, such officers have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company is not aware of any environmental claims existing as of June 30, 2026. There can be no assurance, however, that current regulatory requirements will not change or will not be interpreted or enforced differently, or past non-compliance with environmental laws and regulations or other issues will not be discovered on the Company’s oil and gas properties.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the six months ended June 30, 2026, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
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

Mach Natural Resources LP

	By:	Mach Natural Resources GP LLC, its general partner

Date: August 6, 2026	By:	/s/ Kevin R. White
	Name:	Kevin R. White
	Title:	Chief Financial Officer