Form 10-Q
period 2026-09-30
MACH NATURAL RESOURCES LP
filed 2026-11-05
CIK 1980088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 170,395,787 common units outstanding as of October 30, 2026.

i

DEFINITIONS
“Adjusted EBITDA.” Net income before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) impairment of oil and gas properties, (5) loss on debt extinguishment, (6) equity-based compensation expense and (7) (gain) loss on sale of assets, net.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACH NATURAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$30,493	$42,633
Accounts receivable – joint interest and other, net	69,738	70,167
Accounts receivable – oil, gas, and NGL sales	173,101	160,249
Short-term derivative assets	3,467	42,506
Inventories	41,834	43,511
Other current assets	19,810	18,886
Total current assets	338,443	377,952
Oil and natural gas properties, using the full cost method:
Proved oil and natural gas properties	4,278,660	4,017,896
Less: accumulated depreciation, depletion, amortization, and impairment	(1,141,767)	(879,253)
Oil and natural gas properties, net	3,136,893	3,138,643
Other property, plant and equipment	244,271	230,265
Less: accumulated depreciation	(48,328)	(35,511)
Other property, plant and equipment, net	195,943	194,754
Long-term derivative assets	415	12,492
Other assets	37,232	34,001
Operating lease assets	21,742	19,466
Total assets	$3,730,668	$3,777,308
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$101,674	$68,706
Accounts payable – related party	2,203	915
Accrued liabilities	93,335	115,565
Revenue payable	176,891	167,829
Short-term derivative liabilities	46,268	—
Current portion of operating lease liabilities	9,936	6,906
Total current liabilities	430,307	359,921
Long-term debt	1,155,834	1,144,056
Asset retirement obligations	279,707	261,856
Long-term derivative liabilities	14,571	2,962
Long-term portion of operating leases	11,924	12,645
Other long-term liabilities	8,866	6,479
Total long-term liabilities	1,470,902	1,427,998
Commitments and contingencies (Note 10)
Partners’ capital:
Partners’ capital	1,829,459	1,989,389
Total liabilities and partners’ capital	$3,730,668	$3,777,308
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Oil, natural gas, and NGL sales	$359,562	$234,513	$1,091,960	$706,651
(Loss) gain on oil and natural gas derivatives	(59,791)	24,753	(133,205)	39,639
Midstream revenue	9,217	6,571	28,210	18,958
Product sales	10,252	6,725	24,155	22,599
Total revenues	319,240	272,562	1,011,120	787,847

Operating expenses
Gathering and processing	57,301	33,171	164,540	93,116
Lease operating expense	87,632	58,999	286,288	157,317
Production taxes	16,272	10,373	51,377	33,643
Midstream operating expense	5,147	4,105	15,257	10,275
Cost of product sales	9,580	6,047	21,766	20,308
Depreciation, depletion, amortization and accretion – oil and natural gas	92,822	62,831	280,713	188,356
Depreciation and amortization – other	4,557	2,747	13,068	7,905
General and administrative	7,518	21,209	23,240	37,178
General and administrative – related party	1,850	1,850	5,550	5,550
Impairment of oil and gas properties	—	90,430	—	90,430
Total operating expenses	282,679	291,762	861,799	644,078
Income (loss) from operations	36,561	(19,200)	149,321	143,769

Other (expense) income
Interest expense	(25,744)	(16,919)	(74,676)	(46,953)
Loss on debt extinguishment	—	—	—	(18,540)
Other income (expense), net	(575)	465	(1,228)	(8,383)
Total other expense	(26,319)	(16,454)	(75,904)	(73,876)
Net income (loss)	$10,242	$(35,654)	$73,417	$69,893
Net income (loss) per common unit:
Basic	$0.06	$(0.28)	$0.44	$0.59
Diluted	$0.06	$(0.28)	$0.44	$0.59
Weighted average common units outstanding:
Basic	167,512	126,457	167,788	119,025
Diluted	168,145	126,457	168,210	119,141
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (UNAUDITED)
(in thousands)

	Common Units	Partners’ Capital
Balance at December 31, 2024	103,490	$1,199,046
Net income	—	15,886
Distributions to unitholders	—	(59,729)
Equity compensation	—	2,112
Vesting of phantom units, net of units withheld for withholding taxes	6	(69)
Common units issued in the public offering, net of underwriting fees and offering expenses	14,839	221,115
Balance at March 31, 2025	118,335	$1,378,361
Net income	—	$89,661
Distributions to unitholders	—	(94,359)
Equity compensation	—	2,103
Vesting of phantom units, net of units withheld for withholding taxes	1	(15)
Common units issued in the public offering, net of underwriting fees and offering expenses	—	(56)
Balance at June 30, 2025	118,336	$1,375,695
Net loss	—	$(35,654)
Distributions to unitholders	—	(45,367)
Equity compensation	—	2,133
Vesting of phantom units, net of units withheld for withholding taxes	2	(12)
Common units issued for the acquisitions of IKAV and Sabinal (Note 3)	49,799	666,807
Balance at September 30, 2025	168,137	$1,963,602

Balance at December 31, 2025	168,207	$1,989,389
Net loss	—	(35,038)
Distributions to unitholders	—	(90,217)
Equity compensation	—	3,549
Vesting of phantom units, net of units withheld for withholding taxes	12	(118)
Common units cancelled in IKAV acquisition final settlement (Note 3)	(1,422)	(19,047)
Balance at March 31, 2026	166,797	$1,848,518
Net income	—	$98,213
Distributions to unitholders	—	(108,057)
Equity compensation	—	3,413
Vesting of phantom units, net of units withheld for withholding taxes	5	(37)
Common units issued in the at-the-market offering, net of expenses	129	1,691
Balance at June 30, 2026	166,931	$1,843,741
Net income		$10,242
Distributions to unitholders	—	(60,818)
Equity compensation	—	3,463
Vesting of phantom units, net of units withheld for withholding taxes	17	(107)
Common units issued in the at-the-market offering, net of expenses	2,947	32,938
Balance at September 30, 2026	169,895	$1,829,459
The accompanying notes are an integral part of these financial statements.

MACH NATURAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$73,417	$69,893
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion, amortization and accretion	293,781	196,261
Loss (gain) on derivative instruments	133,205	(39,639)
Impairment of oil and gas properties	—	90,430
Loss on debt extinguishment	—	18,540
Cash (payments) receipts on settlement of derivative contracts, net	(12,367)	15,936
Debt issuance costs amortization	5,088	3,437
Equity based compensation	10,425	6,348
Adjustments to expected credit losses	2,085	974
Gain on sale of assets	(252)	(202)
Settlement of asset retirement obligations	(760)	(642)
Changes in operating assets and liabilities (decreasing) increasing cash:
Accounts receivable	(22,657)	34,660
Revenue payable	10,771	(6,374)
Accounts payable and accrued liabilities	(19,329)	4,951
Inventories, other assets and other liabilities	(14,556)	(16,366)
Net cash provided by operating activities	458,851	378,207

Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(250,086)	(165,579)
Capital expenditures for other property and equipment	(14,097)	(5,619)
Acquisition of assets	(2,720)	(641,017)
Proceeds from sales of oil and natural gas properties	7,177	3,507
Proceeds from sales of other property and equipment	93	341
Net cash used in investing activities	(259,633)	(808,367)

Cash flows from financing activities
Proceeds from issuance of common units, net of expenses	34,629	221,060
Proceeds from borrowings on term loan	—	450,000
Repayments of borrowings on term loan	(34,629)	(763,125)
Payments of debt extinguishment costs	—	(7,741)
Proceeds from borrowings on credit facilities	365,000	999,150
Repayments of borrowings on credit facilities	(320,000)	(299,150)
Debt issuance costs	—	(24,457)
Distributions to unitholders	(256,096)	(197,658)
Withholding taxes paid on vesting of phantom units	(262)	(96)
Net cash (used in) provided by financing activities	(211,358)	377,983
Net (decrease) in cash and cash equivalents	(12,140)	(52,177)
Cash and cash equivalents, beginning of period	42,633	105,776
Cash and cash equivalents, end of period	$30,493	$53,599
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
As of September 30, 2026, the Company had two customers that represented approximately 17.1% and 10.3% of our total joint interest receivables. As of December 31, 2025, the Company had three customers that represented approximately 20.0%, 13.5%, and 13.2% of our total joint interest receivables.
The Company establishes its allowance for credit losses equal to the estimable portions of accounts receivable for which failure to collect is expected to occur primarily based on a historical loss rate analysis. The Company estimates uncollectible amounts based on a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s expected ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company considers forecasts of future economic conditions in its estimate of expected credit losses and adjusts its allowance for expected credit losses when necessary. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. At September 30, 2026 and December 31, 2025, the allowance for credit losses related to joint interest receivables were $11.2 million and $9.1 million, respectively, and the credit losses related to sales of oil and natural gas were not material. The increase in the allowance for credit losses was driven primarily by amounts billed to a royalty trust that owns a net profits interest on the properties acquired in the XTO Acquisition (as defined below), for which collectibility is uncertain. The increase in the allowance for credit losses is presented as Other (expense) income, net in the Company’s consolidated statement of operations.
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
Oil and Natural Gas Operations
The Company uses the full cost method of accounting for its exploration and development activities. Under this method of accounting, costs of both successful and unsuccessful exploration and development activities are capitalized as proved oil and natural gas properties. This includes any internal costs that are directly related to exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities, which are expensed as incurred. Capitalized costs are depreciated using the unit-of production method. Under this method, depletion is computed at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by a net equivalent proved reserves at the beginning of the period. Depletion per barrel equivalent unit of production was $6.37 and $7.73 for the nine months ended September 30, 2026 and 2025, respectively. The average depletion rate per barrel equivalent unit of production was $6.42 and $7.01 for the three months ended September 30, 2026 and 2025, respectively. Depreciation, depletion and

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
amortization expense for oil and natural gas properties was $262.5 million and $181.9 million for the nine months ended September 30, 2026 and 2025, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $86.7 million and $60.6 million for the three months ended September 30, 2026 and 2025, respectively.
Under the full cost method, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion and amortization, may not exceed the full cost “ceiling” at the end of each reporting period. The ceiling is calculated based on the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%. The estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and natural gas properties. Estimated future net cash flows are calculated using the preceding 12-months’ average price based on closing prices on the first day of each month. The net book value is compared to the ceiling limitation on a quarterly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. The ceiling limitation computation is determined without regard to income taxes due to the Internal Revenue Service (“IRS”) recognition of the Company as a flow-through entity. No impairment on proved oil and natural gas properties was recorded for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company recorded an impairment as a result of the ceiling test calculation of $90.4 million.
Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. As of September 30, 2026, and December 31, 2025, the Company had no properties excluded from the full cost pool. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.
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
Other Property and Equipment, Net
Other property and equipment primarily consists of gathering systems, processing plants, and saltwater disposal systems. Property and equipment are capitalized and recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation of such property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to 39 years. Depreciation expense for other property and equipment was $13.1 million and $7.9 million for the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense for other property and equipment was $4.6 million and $2.7 million for the three months ended September 30, 2026 and 2025, respectively.
Impairment losses are recorded on property and equipment used in operations and other long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. No impairment of other property and equipment was recorded for the three and nine months ended September 30, 2026 or 2025.
Inventories
Inventories are stated at the lower of cost or net realizable value and consist of production and midstream equipment not placed in service as of September 30, 2026 and December 31, 2025, and crude oil held in storage. The Company’s production equipment primarily consists of oil and natural gas drilling or repair items such as tubing, casing and pumping units, as well as pipe for midstream operations, and are valued primarily using a weighted average cost method applied to specific classes of inventory items. Crude oil inventories are valued using the first-in, first-out inventory method. The components of inventory consisted of the following as of September 30, 2026 and December 31, 2025:

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2026	December 31, 2025
Production equipment	$40,466	$42,122
Crude oil in storage	1,368	1,389
Total	$41,834	$43,511
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
The Company capitalized $3.8 million of new debt issuance costs related to the First Amendment (as defined in Note 6) to the New Credit Agreement on September 12, 2025.
Other assets include capitalized costs related to the New Credit Agreement of $19.1 million, net of accumulated amortization of $7.2 million as of September 30, 2026. As of December 31, 2025, other assets include capitalized costs related to the New Credit Agreement of $19.1 million, net of accumulated amortization of $3.5 million. These costs are being amortized over the terms of the related credit agreements and are reported as interest expense in the Company’s statement of operations.
The Company capitalized $6.5 million of new debt issuance costs related to the aggregate term loan commitments under the First Amendment (as defined in Note 6) to the New Credit Agreement on September 12, 2025.
Debt issuance costs and any discount associated with the Company’s term loans are presented as a reduction of the carrying value of long-term debt on the Company’s balance sheet. As of September 30, 2026 and December 31, 2025, the Company had unamortized debt issuance costs of $4.5 million and $5.9 million, respectively, in relation to the aggregate term loan commitments under the First Amendment to the New Credit Agreement.
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
The Company disallows the recognition of tax positions not deemed to meet a “more-likely-than not” threshold of being sustained by the applicable tax authority. The Company’s policy is to reflect interest and penalties related to uncertain tax positions in general and administrative expense, when and if they become applicable. The Company has not recognized any potential interest or penalties in its financial statements for the nine months ended September 30, 2026. The Company’s tax years 2025, 2024, and 2023 remain open for examination by state authorities.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
restoration and reclamation of a field’s surface to a condition similar to that existing before oil and natural gas extraction or saltwater disposal began.
In general, the amount of ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date, which is then discounted back to the date that the abandonment obligation was incurred using an estimated credit adjusted rate. If the estimated ARO changes materially, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The following is a reconciliation of ARO for the nine months ended September 30, 2026 and 2025 (in thousands):

	September 30, 2026	September 30, 2025
Asset retirement obligation at beginning of period	$261,856	$101,858
Liabilities assumed in acquisitions	—	148,178
Liabilities incurred	84	147
Liabilities settled	(432)	(469)
Accretion expense	18,199	6,438
Asset retirement obligation at end of period	$279,707	$256,152
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
Concentrations
The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. The following purchasers each accounted for more than 10% of the Company’s oil, natural gas and NGL sales for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Purchaser A	19.7%	26.9%	19.6%	28.5%
Purchaser B	18.7%	*	17.1%	*
Purchaser C	14.3%	19.6%	16.3%	21.9%
Purchaser D	*	10.9%	*	10.9%
__________
* Purchaser did not account for greater than 10% of oil, natural gas, and NGL sales for the period.

The Company’s receivables as of September 30, 2026 and 2025 from oil and gas sales are concentrated with the same counterparties noted above. The Company does not believe the loss of any single purchaser would materially impact its

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Contract Balances
Cash received relating to future performance obligations is deferred and recognized when all revenue recognition criteria are met. Receivables from contracts with customers were $173.1 million and $160.2 million as of September 30, 2026 and December 31, 2025, respectively. Receivables from contracts with customers were $149.3 million and $132.9 million as of September 30, 2025 and December 31, 2024, respectively, and are included in accounts receivable – oil, gas, and NGL sales in the Company’s consolidated balance sheets. Contract liabilities generated from such deferred revenue are not considered to be material as of September 30, 2026 and December 31, 2025. The Company’s product sales and marketing contracts do not give rise to contract assets.
Revenue Disaggregation
The following table displays the revenue disaggregated and reconciles disaggregated revenue to the revenue reported for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Oil	$174,576	$118,288	$526,456	$353,515
Natural gas	123,254	75,605	398,534	231,057
NGL	62,928	43,352	170,648	127,532
Gross oil, natural gas, and NGL sales	360,758	237,245	1,095,638	712,104
Transportation and gathering	(1,196)	(2,732)	(3,678)	(5,453)
Net oil, natural gas, and NGL sales	$359,562	$234,513	$1,091,960	$706,651
Earnings per Common Unit
The Company’s basic earnings per unit (“EPU”) is computed based on the weighted average number of common units outstanding for the period. Diluted EPU includes the effect of the Company’s phantom units if the inclusion of these units is dilutive. See Note 13 for additional information on the Company’s EPU.
Supplemental Cash Flow Information
Supplemental disclosures to the statements of cash flows are presented below for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$71,809	$39,028
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures including amounts in accounts payable	$33,293	$2,793
Asset retirement cost capitalized	$84	$147
Right-of-use assets obtained in exchange for lease liabilities	$8,939	$9,194
Change in accrued distributions	$2,995	$1,797
Change in accrued acquisition costs	$(2,500)	$2,500
Common units issued for the IKAV Acquisition	$—	$409,885
Common units issued for the Sabinal Acquisition	$—	$256,922
Common units cancelled in the IKAV Acquisition final settlement	$(19,047)	$—

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

	Initial IKAV Acquisition	Adjustments		Final IKAV Acquisition
Consideration transferred:
Common units issued	30,611,264	(1,422,476)	(b)	29,188,788
Closing price of common units on September 15, 2025	$13.39	$—		$13.39
Equity consideration	$409,885	$(19,047)	(b)	$390,838
Cash consideration	349,763	1,738	(a)	351,501
Total acquisition consideration	$759,648	$(17,309)		$742,339
Assets acquired:
Proved oil and natural gas properties	$736,390	$15,121	(a)	$751,511
Accounts receivable	66,232	(8,179)	(a)	58,053
Short-term derivative assets	5,470	—		5,470
Inventories	18,141	(4,993)	(a)	13,148
Other current assets	15,319	(5,659)	(a)	9,660
Other property, plant and equipment	113,867	(12,304)	(a)	101,563
Other assets	11,430	(10,032)	(a)	1,398
Total assets acquired	966,849	(26,046)		940,803
Liabilities assumed:
Outstanding checks in excess of bank balance	1,574	(199)	(a)	1,375
Accounts payable and accrued liabilities	90,679	(4,927)	(a)	85,752
Revenue payable	14,519	179	(a)	14,698
Other current liabilities	331	—		331
Asset retirement obligations	86,948	—		86,948
Long-term derivative liabilities	2,187	—		2,187
Other long-term liabilities	10,963	(3,790)	(a)	7,173
Total liabilities assumed	207,201	(8,737)		198,464
Net assets acquired	$759,648	$(17,309)		$742,339
a.Adjustment reflects additional accounting data received and processed subsequent to the acquisition date. The initial purchase price allocation considered available data at the time of disclosure.
b.Adjustment reflects a cancellation of common units transferred. The initial purchase price allocation considered available data at the time of disclosure.
For the nine months ended September 30, 2026, the Company has recognized $240.0 million in revenues and earnings of $73.3 million related to the IKAV Acquisition. For the three months ended September 30, 2026, the Company has recognized $80.2 million in revenues and earnings of $25.6 million related to the IKAV Acquisition. The Company has recognized total transaction and advisory related expenses of $14.4 million, of which $0.1 million were recognized as a reduction and are presented in general and administrative expense on the Company’s statement of operations during the first quarter of 2026 and $14.5 million were recognized in general and administrative expense during the year ended December 31, 2025.
Sabinal Acquisition
On July 9, 2025, the Company entered into a Purchase and Sale Agreement (the “Sabinal PSA”) with Sabinal Energy Operating, LLC, Sabinal Resources, LLC and Sabinal CBP, LLC (collectively, the “Sabinal Sellers”), pursuant to which the Company would acquire certain oil and gas assets located in certain designated lands in the Permian Basin. The

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
transaction closed on September 16, 2025 for consideration of approximately $444.4 million comprised of (i) $199.3 million in cash and (ii) 19.2 million common units (the “Sabinal Unit Consideration”), subject to certain customary purchase price adjustments (the “Sabinal Acquisition”). On February 7, 2026, 0.2 million common units were cancelled from the Sabinal Unit Consideration as part of customary purchase price adjustments related to the final settlement, and the equity consideration had a final value of approximately $253.9 million.
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

	Initial Sabinal Acquisition	Adjustments		Final Sabinal Acquisition
Consideration transferred:
Common units issued	19,187,581	(227,547)	(b)	18,960,034
Closing price of common units on September 15, 2025	$13.39	$—		$13.39
Equity consideration	$256,922	$(3,047)	(b)	$253,875
Cash consideration	195,711	(4,917)	(a)	190,794
Capitalized transaction costs	3,589	99	(a)	3,688
Less: purchase price adjustment receivable	(11,780)	11,780	(a)	—
Total acquisition consideration	$444,442	$3,915		$448,357
Assets acquired:
Proved oil and natural gas properties	$489,681	$5,534	(a)	$495,215
Accounts receivable – joint interest	—	400	(a)	400
Inventories	6,123	(2,058)	(a)	4,065
Other property, plant and equipment	—	353	(a)	353
Other assets	144	—		144
Short-term derivative assets	5,793	—		5,793
Long-term derivative assets	3,933	3,313	(a)	7,246
Total assets acquired	505,674	7,542		513,216
Liabilities assumed:
Accrued liabilities	2,876	3,741	(a)	6,617
Revenue payable	1,336	(114)	(a)	1,222
Asset retirement obligations	57,020	—		57,020
Total liabilities assumed	61,232	3,627		64,859
Net assets acquired	$444,442	$3,915		$448,357
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

	Initial XTO Acquisition	Adjustments		Final XTO Acquisition
Consideration transferred:
Cash consideration	$77,893	$(1,741)	(a)	$76,152
Total acquisition consideration	$77,893	$(1,741)		$76,152
Assets acquired:
Proved oil and natural gas properties	$65,530	5,498	(a)	$71,028
Accounts receivable – joint interest	2,344	(2,281)	(a)	63
Other property and equipment	6,417	(782)	(a)	5,635
Other assets	9,576	(3,850)	(a)	5,726
Total assets acquired	83,867	(1,415)		82,452
Liabilities assumed:
Revenue payable	1,354	326	(a)	1,680
Accrued liabilities	444	—		444
Asset retirement obligations	4,176	—		4,176
Total liabilities assumed	5,974	326		6,300
Net assets acquired	$77,893	$(1,741)		$76,152
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
Business Combination Pro Forma Disclosures
The following table summarizes the unaudited pro forma consolidated financial information of the Company for the three and nine months ended September 30, 2025 as if the IKAV Acquisition and XTO Acquisition had occurred on January 1, 2024 (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total revenues	$336,496	$1,010,504
Net income	(8,626)	149,952
The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the business combinations been completed on the dates indicated and is not necessarily indicative of future results of operations of the combined company. The unaudited pro forma financial information for the three and nine months ended September 30, 2025 is a result of combining the statements of operations of the Company with the pre-acquisition results of the acquired operations, with pro forma adjustments for revenues and expenses. The unaudited pro forma financial information excludes any anticipated cost savings as a result of the acquisitions.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Property and Equipment
The Company’s property and equipment consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Oil and natural gas properties
Proved properties	$4,278,660	$4,017,896
Accumulated depreciation, depletion, amortization, and impairment	(1,141,767)	(879,253)
Oil and natural gas properties, net	3,136,893	3,138,643
Other property and equipment
Gas gathering systems	131,099	127,620
Gas processing plants	51,050	47,902
Water disposal assets	30,585	30,292
Vehicles	17,371	12,771
Other assets	14,166	11,680
Total other property and equipment	244,271	230,265
Accumulated depreciation, depletion and amortization	(48,328)	(35,511)
Total other property and equipment, net	$195,943	$194,754
5. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Operating expenses	$31,442	$36,637
Capital expenditures	12,955	19,423
Payroll costs	9,633	9,246
Derivative settlements	8,961	1,178
Ad-valorem, severance and other tax	24,312	30,562
Midstream shipper payable	1,447	1,792
Interest payable	1,167	3,388
Purchaser payable	—	9,812
General, administrative, and other	3,418	3,527
Total accrued liabilities	$93,335	$115,565
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The New Credit Agreement’s borrowing base is redetermined semi-annually, in April and October. The New Credit Agreement requires the Company to maintain as of the last day of each fiscal quarter (i) a Consolidated Total Net Leverage Ratio of less than or equal to 3.00 to 1.00 and (ii) a Current Ratio of no less than 1.00 to 1.00, each as defined in the New Credit Agreement.
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
As of September 30, 2026, there were $1.16 billion of outstanding borrowings under the New Credit Agreement with $5.0 million in outstanding letters of credit, and the remaining availability under the New Credit Agreement was $250.0 million. The effective interest rate as of September 30, 2026 was 8.1%.
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
The following table summarizes the open fixed price swap positions as of September 30, 2026, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Fixed Price
Remaining 2026	NYMEX WTI	762	$63.66
2027	NYMEX WTI	2,853	65.21
2028	NYMEX WTI	1,156	67.79
The following table summarizes the open fixed price swap positions as of September 30, 2026, related to natural gas production:

Period	Index	Volume (Bbtu)	Weighted Average Fixed Price
Remaining 2026	NYMEX HH	8,165	$3.67
Remaining 2026	EP SJ	3,050	3.41
2027	NYMEX HH	17,395	3.46
2027	EP SJ	15,200	2.56
2028	NYMEX HH	3,480	3.69
2029	NYMEX HH	4,544	3.43
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table summarizes the open costless collar positions as of September 30, 2026, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Floor Price	Weighted Average Ceiling Price
Remaining 2026	NYMEX WTI	184	$60.00	$78.52
2027	NYMEX WTI	181	62.50	71.25
In addition, the Company has entered into oil basis swap positions. These instruments are arrangements that guarantee a fixed price differential to Argus WTI Midland TMA from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity.
The following table summarizes the open basis swap positions as of September 30, 2026, related to oil production:

Period	Index	Volume (Mbbl)	Weighted Average Fixed Price
Remaining 2026	Argus TMA	138	$1.25
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

	September 30, 2026	December 31, 2025
Derivative contracts – current, gross	$13,011	$43,974
Netting arrangements	(9,544)	(1,468)
Derivative contracts – current, net	$3,467	$42,506

Derivative contracts – long-term, gross	$415	$12,519
Netting arrangements	—	(27)
Derivative contracts – long-term, net	$415	$12,492
The following table presents the gross amounts of recognized derivative liabilities, the amounts that are subject to offsetting under master netting arrangements and the net recorded fair values as recognized on the balance sheet (in thousands):

	September 30, 2026	December 31, 2025
Derivative contracts – current, gross	$(55,812)	$(1,468)
Netting arrangements	9,544	1,468
Derivative contracts – current, net	$(46,268)	$—

Derivative contracts – long-term, gross	$(14,571)	$(2,989)
Netting arrangements	—	27
Derivative contracts – long-term, net	$(14,571)	$(2,962)

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Gains and Losses.    The following table presents the settlement and mark-to-market (“MTM”) gains and losses presented as a loss or gain on derivatives in the statement of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Settlements of oil derivatives	$(17,369)	$2,446	$(47,238)	$9,994
Settlements of natural gas derivatives	4,493	7,183	23,026	8,310
MTM (losses) gains on oil derivatives, net	(55,696)	(943)	(115,499)	15,253
MTM gains on natural gas derivatives, net	8,781	16,067	6,506	6,082
Total (losses) gains on derivative contracts	$(59,791)	$24,753	$(133,205)	$39,639
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2026
Assets:
Commodity derivative instruments	$—	$13,426	$—	$13,426
Liabilities:
Commodity derivative instruments	$—	$(70,383)	$—	$(70,383)
As of December 31, 2025
Assets:
Commodity derivative instruments	$—	$56,493	$—	$56,493
Liabilities:
Commodity derivative instruments	$—	$(4,457)	$—	$(4,457)
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

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,023,320	$17.36	38,622	$24.88
Granted	13,609	$17.18	72,759	$19.61
Vested	(1,998)	$17.59	—	$—
Forfeited	(4,467)	$17.99	—	$—
Unvested at March 31, 2025	1,030,464	$17.35	111,381	$21.44
Granted	17,721	$15.77	—	$—
Vested	(2,775)	$19.30	—	$—
Forfeited	(15,530)	$17.29	—	$—
Unvested at June 30, 2025	1,029,880	$17.32	111,381	$21.44
Granted	75,719	$14.50	—	$—
Vested	(2,370)	$19.74	—	$—
Forfeited	(20,757)	$17.00	—	$—
Unvested at September 30, 2025	1,082,472	$17.13	111,381	$21.44

	Time-Based Phantom Units	Weighted Average Grant Date Fair Value	Performance Phantom Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	1,748,507	$14.31	91,528	$21.44
Granted	82,709	$11.37	151,721	$10.78
Vested	(20,954)	$13.49	—	$—
Forfeited	(18,857)	$13.90	—	$—
Unvested at March 31, 2026	1,791,405	$14.18	243,249	$14.83
Granted	68,106	$13.68	—	$—
Vested	(8,181)	$16.92	—	$—
Forfeited	(16,235)	$13.72	—	$—
Unvested at June 30, 2026	1,835,095	$14.16	243,249	$14.83
Granted	105,272	$12.72	—	$—
Vested	(25,433)	$14.92	—	$—
Forfeited	(32,092)	$13.66	—	$—
Unvested at September 30, 2026	1,882,842	$14.07	243,249	$14.83
Total non-cash compensation cost related to the Time-Based Phantom Units was $9.3 million and $5.5 million for the nine months ended September 30, 2026 and 2025, respectively. Total non-cash compensation cost related to the Time-Based Phantom Units was $3.1 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $15.4 million of unrecognized compensation cost related to Time-Based Phantom Units that is expected to be recognized over a weighted average period of approximately 1.9 years.

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The aggregate fair value of share based awards that vested during the three and nine months ended September 30, 2026 was approximately $0.3 million and $0.7 million, respectively, based on the unit price at the time of vesting.
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
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of Performance Phantom Units granted during the year ended December 31, 2025, and the nine months ended September 30, 2026.

Grant date	May 3, 2024	January 1, 2025	January 1, 2026
Period for volatility, correlations, and risk-free rate	2.66 years	3.00 years	3.00 years
Risk-free interest rate	4.61%	4.23%	3.52%
Implied equity volatility	57.25%	50.57%	40.79%
Unit price on date of grant	$20.44	$17.18	$11.04
Total non-cash compensation cost related to the Performance Phantom Units was $1.1 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively. Total non-cash compensation cost related to the Performance Phantom Units was $0.4 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $1.6 million of unrecognized compensation cost related to Performance Phantom Units that is expected to be recognized over a weighted average period of approximately 1.7 years.
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
10. Commitments and Contingencies
Legal Matters.    In the ordinary course of business, the Company may at times be subject to claims and legal actions including, but not limited to, title disputes, royalty disputes, contract claims, personal injury claims and employment claims. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and the Company’s estimates of the outcomes of these matters. Nevertheless, actual outcomes may differ significantly from the Company’s assessment. As of September 30, 2026 and December 31, 2025, the Company has no amounts accrued pertaining to these matters. Management does not expect that the impact of such matters will have a materially adverse effect on the Company’s financial position, results of operations or cash flows.
Environmental Matters.    The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the

MACH NATURAL RESOURCES LP
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

Future Firm Sales Commitments.    As part of the IKAV acquisition, the Company is now party to a firm sales contract to deliver and sell a certain amount of natural gas at a fixed price of $1.72 per MMBtu through 2030. The Company expects to fulfill its delivery commitments primarily with production from proved developed reserves. The Company’s production has been sufficient to satisfy its delivery commitments during the periods presented, and it expects its future production will continue to be the primary means of fulfilling its future commitments. However, if the Company’s production is not sufficient to satisfy its delivery commitments, it may be required to compensate the counterparty for the shortfall based on the difference between the market price and the fixed contract price. A summary of these volume commitments as of September 30, 2026 is set forth in the table below (in Bbtu):

Remaining 2026	17,181
2027	64,546
2028	59,622
2029	54,810
2030	50,753
Total	246,912
Contributions to 401(k) Plan.    The Company sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum pre-tax threshold through salary deferrals. The plan provides a company match on 100% of salary deferrals that do not exceed 10% of compensation. The Company contributed $5.7 million and $3.3 million for the nine months ended September 30, 2026 and 2025, respectively. The Company contributed $1.8 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively.
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

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future amounts due under operating lease liabilities as of September 30, 2026, were as follows (in thousands):

Remaining 2026	$2,897
2027	10,905
2028	6,849
2029	2,851
2030	157
2031	122
Thereafter	254
Total lease payments	$24,035
Less: imputed interest	(2,175)
Total	$21,860
The following table summarizes our total lease costs before amounts are recovered from our joint interest partners, where applicable, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$3,164	$2,095	$8,019	$6,090
The Company does not have any material leases that are short term.
The weighted-average remaining lease term as of September 30, 2026 was 2.44 years. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2026 was 8.0%.

	Nine Months Ended September 30,
	2026	2025
Operating cash flows from operating leases	$7,741	$5,844
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
During the nine months ended September 30, 2026, the Company issued 3.1 million of its common units at an average price to the public of $11.55 per common unit, less commissions and fees. The sale of the Company’s common units resulted in gross proceeds of $35.5 million and net proceeds of $34.6 million. During the three months ended September 30, 2026, the Company issued 2.9 million of its common units at an average price to the public of $11.47 per common unit, less commissions and fees. The sale of the Company’s common units resulted in gross proceeds of $33.8 million and net proceeds of $32.9 million.
On April 8, 2026, certain selling unitholders of the Company completed an underwritten public secondary offering (the “April 2026 Secondary Offering”) of 9.0 million common units at a price to the public of $13.05 per common unit. The

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
As of September 30, 2026 and December 31, 2025, the Company had 169.9 million and 168.4 million common units outstanding, respectively. On May 15, 2026, the Company and the IKAV Sellers agreed to cancel 1.4 million common units as part of post closing adjustments associated with the IKAV Acquisition, which reduced total reported units outstanding on the Statement of Partners’ Capital as of March 31, 2026. On February 7, 2026, 0.2 million common units were cancelled as part of post closing adjustments associated with the Sabinal Acquisition, which reduced total reported units outstanding on the Statement of Partners’ Capital as of December 31, 2025.
The Company distributed $0.36 and $0.38 per unit for total cash distributions of $60.2 million and $45.0 million for the three months ended September 30, 2026 and 2025, respectively. The Company distributed $1.53 and $1.67 per unit for total cash distributions of $256.1 million and $197.7 million for the nine months ended September 30, 2026 and 2025, respectively. These cash distributions paid during the three and nine months ended September 30, 2026 and 2025, are representative of the results of our operations for the preceding quarter.
13. Earnings Per Common Unit
The Company has a single class of common units. The Company has potentially dilutive securities as of September 30, 2026, which consist of phantom units issued under the Company’s long-term incentive plan. The treasury stock method is used to determine the dilutive impact for the Company’s phantom units. As of September 30, 2026 and 2025 there were 7.7 thousand and 230.1 thousand, respectively, phantom units that were considered antidilutive and thus excluded from the calculation of diluted earnings per common unit.
The following represents the computation of basic and diluted earnings per common unit for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income - basic and diluted	$10,242	$(35,654)	$73,417	$69,893
Weighted-average common units outstanding - basic	167,512	126,457	167,788	119,025
Effect of dilutive securities	633	—	422	116
Weighted-average common units outstanding - diluted	168,145	126,457	168,210	119,141
Earnings per common unit - basic	$0.06	$(0.28)	$0.44	$0.59
Earnings per common unit - diluted	$0.06	$(0.28)	$0.44	$0.59

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. Related Party Transactions
Management Services Agreement
On October 27, 2023, the Company entered into a management services agreement (the “MSA”) with Mach Resources. Under the MSA, Mach Resources manages and performs all aspects of oil and gas operations and other general and administrative functions for the Company and the Company (i) pays Mach Resources an annual management fee of approximately $7.4 million and (ii) reimburses Mach Resources for the costs and expenses of the services provided. On a monthly basis, the Company distributes funding to Mach Resources for performance under the MSA. During the nine months ended September 30, 2026 and 2025, the Company paid Mach Resources $134.8 million (inclusive of $5.6 million in management fees presented as general and administrative expense - related party in the statement of operations) and $92.4 million (inclusive of $5.6 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. During the three months ended September 30, 2026 and 2025, the Company paid Mach Resources $43.5 million (inclusive of $1.9 million in management fees presented as general and administrative expense - related party in the statement of operations) and $35.2 million (inclusive of $1.9 million as management fees presented in general and administrative expense - related party in the statement of operations), respectively. As of September 30, 2026 and December 31, 2025, the Company owed $2.2 million and $0.9 million, respectively, to Mach Resources, presented as accounts payable - related party in the Company’s consolidated balance sheets.
Common units purchased by Tom L. Ward
In connection with the April 2026 Secondary Offering, Tom L. Ward, Chief Executive Officer and Director, purchased 0.2 million common units at the public offering price of $13.05 per common unit.
Transition Services Agreements
In connection with the closing of the IKAV and Sabinal Acquisitions, the Company entered into a transition services agreement with each respective counterparty. During the first quarter of 2026, the Company paid the IKAV Sellers $1.4 million for continued assistance in transitioning processes to the Company. For the year ended December 31, 2025, the Company paid the IKAV Sellers and the Sabinal Sellers $1.6 million and $4.3 million, respectively, for continued assistance in transitioning processes to the Company. There were no transition payments made to the IKAV or Sabinal Sellers during the three and nine months ended September 30, 2025.
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
The following table summarizes total revenues, significant expenses, net income and capital expenditures related to the E&P Segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

MACH NATURAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$319,240	$272,562	$1,011,120	$787,847

Gathering and processing	57,301	33,171	164,540	93,116
Lease operating expense	87,632	58,999	286,288	157,317
Production taxes	16,272	10,373	51,377	33,643
Total significant expenses	161,205	102,543	502,205	284,076
Midstream operating expense	5,147	4,105	15,257	10,275
Cost of product sales	9,580	6,047	21,766	20,308
Depreciation, depletion, amortization and accretion – oil and natural gas	92,822	62,831	280,713	188,356
Depreciation and amortization – other	4,557	2,747	13,068	7,905
General and administrative	7,518	21,209	23,240	37,178
General and administrative – related party	1,850	1,850	5,550	5,550
Impairment of oil and gas properties	—	90,430	—	90,430
Interest expense	25,744	16,919	74,676	46,953
Loss on debt extinguishment	—	—	—	18,540
Other expense, net	575	(465)	1,228	8,383
Total expenses	308,998	308,216	937,703	717,954

Net (loss) income	$10,242	$(35,654)	$73,417	$69,893

Capital expenditures, including acquisitions	125,841	594,121	298,028	800,931
The following table summarizes total assets to the E&P Segment as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Total assets	$3,730,668	$3,777,308
16. Subsequent Events
Distribution Declaration
On November 5, 2026, the Company declared its quarterly distribution for the third quarter of 2026 of $0.22 per common unit, which will be paid on November 30, 2026.
The Company has evaluated subsequent events through the date of issuance of these financial statements to ensure that any subsequent events that met the criteria for recognition and disclosure in this Quarterly Report have been properly included.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company’s operating results. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report and also with “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. The following information updates the discussion of our financial condition provided in our previous filings and analyzes the changes in the results of operations for the three and nine months ended September 30, 2026 and 2025.
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
Market Outlook
Our financial results depend on many factors, particularly commodity prices and our ability to find, develop and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand. The oil and natural gas industry is cyclical and commodity prices are highly volatile and we expect continued and increased pricing volatility in the crude oil and natural gas markets. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. Between January 1, 2025 and September 30, 2026, NYMEX WTI prices for crude oil ranged from $55.27 to $112.95 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $2.52 to $7.46 per MMBtu. The war in Ukraine and conflict in the Middle East, uncertainty regarding interest rates, global supply chain disruptions, the potential for significant new tariffs, and concerns about a potential economic downturn or recession have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2026.
Between 2022 and 2024, the Federal Reserve raised the target range for the federal funds rate in an effort to curb inflation. In September 2025, October 2025 and December 2025, the Federal Reserve lowered the target range for the federal funds rate in light of the reduced inflation. In September 2026, the Federal Reserve raised the target range for the federal funds rate to its current range of 3.75% to 4.00% to combat persistent elevated inflation. In September 2026, inflation, as measured by the consumer price index, was 3.7%. We cannot predict the future inflation rate but to the extent we experience high inflation, we may see cost increases in our operations, including costs for drilling rigs, workover rigs, tubulars and other well equipment, as well as increased labor costs. We continue to evaluate actions to mitigate supply chain and inflationary pressures and work closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies which are critical to many of our operations. However, these mitigation efforts may not succeed or may be insufficient. Further, if we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.
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

Results of Operations
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs, for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	Percent
Revenues:
Oil	$174,576	$117,450	$57,126	49%
Natural gas	122,058	74,464	47,594	64%
Natural gas liquids	62,928	42,599	20,329	48%
Total oil, natural gas, and NGL sales	359,562	234,513	125,049	53%
(Loss) gain on oil and natural gas derivatives, net	(59,791)	24,753	(84,544)	NM(1)
Midstream revenue	9,217	6,571	2,646	40%
Product sales	10,252	6,725	3,527	52%
Total revenues	$319,240	$272,562	$46,678	17%
Average Sales Price:
Oil ($/Bbl)	$85.84	$64.79	$21.05	32%
Natural gas ($/Mcf)	$2.17	$2.54	$(0.37)	(15%)
NGL ($/Bbl)	$30.02	$21.78	$8.24	38%
Total ($/Boe) – before effects of realized derivatives	$26.63	$27.10	$(0.47)	(2%)
Total ($/Boe) – after effects of realized derivatives	$25.68	$28.21	$(2.53)	(9%)
Net Production Volumes:
Oil (MBbl)	2,034	1,813	221	12%
Natural gas (MMcf)	56,228	29,299	26,929	92%
NGL (MBbl)	2,096	1,956	140	7%
Total (MBoe)	13,501	8,652	4,849	56%
Average daily total volumes (MBoe/d)	146.75	94.04	52.71	56%
(1)Not Meaningful

Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales increased $125.0 million, or 53% for the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025. This increase was primarily related to a 56% production increase, which resulted in increased oil, natural gas and NGL sales of $81.6 million. Additionally, the increase in oil and NGL prices resulted in an increase in sales of $54.3 million, and the decrease in natural gas prices resulted in a decrease in natural gas sales of $10.9 million.
Oil, natural gas and NGL production

Production increased 4,849 MBoe, or 56% for the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025. The increase was primarily related to the IKAV and Sabinal Acquisitions in September 2025, which added approximately 4,978 MBoe.

Oil and natural gas derivatives
For the three-month period ended September 30, 2026, we had realized losses on derivative instruments of $12.9 million and unrealized losses of $46.9 million for total losses of $59.8 million. For the three-month period ended September 30, 2025, we had realized gains on derivative instruments of $9.6 million and unrealized gains of $15.1 million for total gains of $24.8 million. The increase in realized and unrealized losses is primarily due to the significant increase in oil prices during the three-month period ending September 30, 2026.
Midstream revenue

Midstream revenue increased $2.6 million, or 40% for the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025, due to the acquisition of additional midstream facilities in the IKAV Acquisition in September 2025.
Product sales
Product sales increased $3.5 million, or 52% for the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025, due to an increase in third-party volumes on our owned midstream systems.
Operating Expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Three Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	Percent
Operating Expenses:
Gathering and processing expense	$57,301	$33,171	$24,130	73%
Lease operating expense	87,632	58,999	28,633	49%
Production taxes	16,272	10,373	5,899	57%
Midstream operating expense	5,147	4,105	1,042	25%
Cost of product sales	9,580	6,047	3,533	58%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	92,822	62,831	29,991	48%
Depreciation and amortization expense – other	4,557	2,747	1,810	66%
General and administrative	9,368	23,059	(13,691)	(59%)
Impairment of oil and gas properties	—	90,430	(90,430)	(100%)
Total operating expenses	$282,679	$291,762	$(9,083)	(3%)
Operating Expenses ($/Boe):
Gathering and processing expense	$4.24	$3.83	$0.41	11%
Lease operating expense	$6.49	$6.82	$(0.33)	(5%)
Production taxes (% of oil, natural gas and NGL sales)	4.5%	4.4%	0.1%	2%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$6.88	$7.26	$(0.38)	(5%)
Depreciation and amortization expense – other	$0.34	$0.32	$0.02	6%
General and administrative	$0.69	$2.67	$(1.98)	(74%)
Gathering and processing expense

Gathering and processing expense increased $24.1 million, or 73%, and $0.41 per Boe, or 11%, for the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025, primarily as a result of the 92% increase in natural gas production and the 7% increase in NGL production, driven by the IKAV Acquisition. The increase in gathering and processing expense per Boe is primarily related to reclassifications of certain ad valorem expenses on our owned midstream systems that service our wells, which were previously accrued in lease operating expenses.
Lease operating expense

Lease operating expense increased $28.6 million, or 49% for the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025, primarily as a result of the Sabinal and IKAV acquisitions. The decrease in lease operating expense per Boe is primarily related to reclassifications of certain ad valorem expenses on our owned midstream systems that service our wells, into gathering and processing expense.
Production taxes

Production taxes increased $5.9 million, or 57% for the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025. This increase was in line with the increase in oil, natural gas and NGL sales.
Midstream operating expense

Midstream operating expense increased $1.0 million, or 25% for the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025, due to the acquisition of additional midstream facilities in the IKAV Acquisition in September 2025.
Cost of product sales

Cost of product sales increased $3.5 million, or 58% for the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025, primarily as a result of increases in third-party volumes on our owned midstream systems.
Depreciation, depletion, amortization and accretion expense - oil and natural gas

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties increased by $30.0 million, or 48% for the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025. The increase is primarily the result of the IKAV and Sabinal Acquisitions which added $1.3 billion to the balance of oil and gas properties subject to depletion.
General and administrative costs

General and administrative costs decreased $13.7 million, or 59% for the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025. The decrease is a result of a decrease in advisory transaction costs associated with the IKAV Acquisition incurred in the three-month period ended September 30, 2025.
Impairment of oil and gas properties
Impairment of oil and gas properties decreased $90.4 million for the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025, as the Company did not record a ceiling test impairment in the three-month period ended September 30, 2026.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenue
The following table provides the components of our revenue, net of transportation and marketing costs, for the periods indicated, as well as each period’s respective average realized prices and net production volumes. Some totals and changes throughout the below section may not sum or recalculate due to rounding.

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	Percent
Revenues:
Oil	$526,456	$353,513	$172,943	49%
Natural gas	394,856	225,606	169,250	75%
Natural gas liquids	170,648	127,532	43,116	34%
Total oil, natural gas, and NGL sales	1,091,960	706,651	385,309	55%
(Loss) gain on oil and natural gas derivatives, net	(133,205)	39,639	(172,844)	NM(1)
Midstream revenue	28,210	18,958	9,252	49%
Product sales	24,155	22,599	1,556	7%
Total revenues	$1,011,120	$787,847	$223,273	28%
Average Sales Price:
Oil ($/Bbl)	$83.30	$66.20	$17.10	26%
Natural gas ($/Mcf)	$2.29	$2.93	$(0.64)	(22%)
NGL ($/Bbl)	$27.69	$23.68	$4.01	17%
Total ($/Boe) – before effects of realized derivatives	$26.49	$30.02	$(3.53)	(12%)
Total ($/Boe) – after effects of realized derivatives	$25.90	$30.80	$(4.90)	(16%)
Net Production Volumes:
Oil (MBbl)	6,320	5,340	980	18%
Natural gas (MMcf)	172,475	76,904	95,571	124%
NGL (MBbl)	6,163	5,385	778	14%
Total (MBoe)	41,229	23,542	17,687	75%
Average daily total volumes (MBoe/d)	151.02	86.23	64.79	75%
(1)Not Meaningful
Revenue and Other Operating Income
Oil, natural gas and NGL sales

Revenues from oil, natural gas and NGL sales increased $385.3 million, or 55% for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025. This increase was primarily related to a 75% production increase, which resulted in increased oil, natural gas and NGL sales of $322.0 million. Additionally, the increase in oil and NGL prices resulted in an increase in sales of $112.9 million, and the decrease in natural gas prices resulted in a decrease in natural gas sales of $49.5 million.
Oil, natural gas and NGL production

Production increased 17,687 MBoe, or 75% for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025. The increase was primarily related to the IKAV and Sabinal Acquisitions in September 2025, which added approximately 17,845 MBoe.

Oil and natural gas derivatives
For the nine-month period ended September 30, 2026, we had realized losses on derivative instruments of $24.2 million and unrealized losses of $109.0 million for total losses of $133.2 million. For the nine-month period ended September 30, 2025, we had realized gains on derivative instruments of $18.3 million and unrealized gains of $21.3 million for total gains of $39.6 million. The increase in realized and unrealized losses is primarily from an increase in oil prices throughout 2026.
Midstream revenue

Midstream revenue increased $9.3 million, or 49% for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025, due to the acquisition of additional midstream facilities in the IKAV Acquisition in September 2025.
Product sales
Product sales increased $1.6 million, or 7% for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025. This increase was primarily due to an increase in third-party volumes on our owned midstream systems.
Operating Expenses
The following table summarizes our expenses for the periods indicated and includes a presentation of certain expenses on a per Boe basis, as we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis:

	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	Amount	Percent
Operating Expenses:
Gathering and processing expense	$164,540	$93,116	$71,424	77%
Lease operating expense	286,288	157,317	128,971	82%
Production taxes	51,377	33,643	17,734	53%
Midstream operating expense	15,257	10,275	4,982	48%
Cost of product sales	21,766	20,308	1,458	7%
Depreciation, depletion, amortization and accretion expense – oil and natural gas	280,713	188,356	92,357	49%
Depreciation and amortization expense – other	13,068	7,905	5,163	65%
General and administrative	28,790	42,728	(13,938)	(33%)
Impairment of oil and gas properties	—	90,430	(90,430)	(100%)
Total operating expenses	$861,799	$644,078	$217,721	34%
Operating Expenses ($/Boe):
Gathering and processing expense	$3.99	$3.96	$0.03	1%
Lease operating expense	$6.94	$6.68	$0.26	4%
Production taxes (% of oil, natural gas and NGL sales)	4.7%	4.8%	(0.1)%	(2%)
Depreciation, depletion, amortization and accretion expense – oil and natural gas	$6.81	$8.00	$(1.19)	(15%)
Depreciation and amortization expense – other	$0.32	$0.34	$(0.02)	(6%)
General and administrative	$0.70	$1.81	$(1.11)	(61%)
Gathering and processing expense

Gathering and processing expense increased $71.4 million, or 77%, and $0.03 per Boe, or 1%, for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025, primarily as a result of the 124% increase in natural gas production and the 14% increase in NGL production, driven by the IKAV Acquisition.

Lease operating expense

Lease operating expense increased $129.0 million, or 82% for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025, primarily due to the IKAV and Sabinal Acquisitions. Lease operating expenses per Boe increased by $0.26 primarily as a result of the oil-heavy production from the Sabinal Acquisition that added to our overall cost profile.
Production taxes

Production taxes increased $17.7 million, or 53% for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025. This increase was in line with the increase in oil, natural gas and NGL sales.
Midstream operating expense

Midstream operating expense increased $5.0 million, or 48% for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025, due to the acquisition of additional midstream facilities in the IKAV Acquisition in September 2025.
Cost of product sales

Cost of product sales increased $1.5 million, or 7% for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025. This increase was primarily as a result of increases in third-party volumes on our owned midstream systems.
Depreciation, depletion, amortization and accretion expense - oil and natural gas

Depreciation, depletion, amortization and accretion expense for oil and natural gas properties increased by $92.4 million, or 49% for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025. The increase is primarily the result of the IKAV and Sabinal Acquisitions which added $1.3 billion to the balance of oil and gas properties subject to depletion.
General and administrative costs

General and administrative costs decreased $13.9 million, or 33% for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025. The decrease is a result of a decrease in advisory transaction costs associated with the IKAV Acquisition incurred in 2025.
Impairment of oil and gas properties
Impairment of oil and gas properties decreased $90.4 million for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025, as the Company did not record a ceiling test impairment in the nine-month period ended September 30, 2026.
Liquidity and Capital Resources
Our primary sources of liquidity and capital are cash flows generated by operating activities, borrowings under the New Credit Agreement, and proceeds from the issuance of equity and debt. At September 30, 2026, outstanding borrowings under the New Credit Agreement were $1.16 billion with $5.0 million in letters of credit outstanding, and the remaining availability under the New Credit Agreement was $250.0 million at September 30, 2026.
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
Historically, our business plan has focused on acquiring and then exploiting the development and production of our assets. We spent approximately $298.2 million during the nine-month period ended September 30, 2026 on development costs and our budget for 2027 is between $275.0 million and $325.0 million. For purposes of calculating our cash available for distribution, we define development costs as all of our capital expenditures, other than acquisitions. Our development efforts and capital for 2027 is anticipated to focus on a mix of drilling Oswego and Mancos wells.
During the nine-month period ended September 30, 2026, we spent approximately $239.6 million on drilling and completion activities and related equipment, $44.5 million on remedial workovers and other capital projects and $14.1 million on midstream and other property and equipment capital projects. Our operated drilling program spud 17.0 net wells while bringing online 14.2 net wells during the nine-month period ended September 30, 2026.
Our 2026 and 2027 capital expenditures program is largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, including acid to be used for our acid stimulation completion, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows and reduce our cash available for distribution to unitholders.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$458,851	$378,207
Net cash used in investing activities	$(259,633)	$(808,367)
Net cash (used in) provided by financing activities	$(211,358)	$377,983
Net cash provided by operating activities
Net cash provided by operating activities increased $80.6 million for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025. The increase in net cash provided by operating activities is primarily a result of an increase in production across all products and an increase in the average selling price of oil and NGLs, which was offset by a decrease in the average selling price of natural gas.
Net cash used in investing activities
Net cash used in investing activities decreased $548.7 million for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025. The decrease in net cash used in investing activities is primarily a result of a decrease in cash used to acquire assets of $638.3 million and an increase in proceeds from the sale of oil and gas properties of $3.7 million in the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025. This was offset by increases in capital expenditures on oil and gas properties and our other property and equipment of $84.5 million and $8.5 million, respectively, in the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025.
Net cash (used in) provided by financing activities
Net cash (used in) provided by financing activities increased $589.3 million for the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025. The increase is primarily due to a decrease in cash provided by borrowings under our New Credit Agreement, net of repayments of $655.0 million, a decrease in cash provided under the First Amendment to the New Credit Agreement of $450.0 million, a decrease in cash provided from proceeds from equity offerings of $186.4 million and an increase in cash used for repayments of borrowings under our New Credit Agreement of $34.6 million. These were offset by decreases in cash used for repayments of borrowings under our Term Loan Credit Agreement of $763.1 million, prepayment penalties of $7.7 million and new debt issuance costs of $24.5 million. Additionally, there was an increase in cash used for distributions to unitholders of $58.4 million in the nine-month period ended September 30, 2026, as compared to the nine-month period ended September 30, 2025.
Debt Agreements
New Credit Agreement
On February 27, 2025, we entered into the New Credit Agreement, among us, the lenders and issuing banks party thereto from time to time and Truist Bank, as the administrative agent and collateral agent. The New Credit Agreement is secured by substantially all of our assets.
The New Credit Agreement has (i) an initial borrowing base and elected commitment amount of $750.0 million, with a maximum commitment amount of $2.0 billion subject to borrowing base availability, (ii) a maturity date of February 27, 2029 and (iii) an interest rate equal to, at the Company’s election, (a) term SOFR (subject to a 0.10% per annum adjustment) plus a margin ranging from 3.00-4.00% per annum or (b) a base rate plus a margin ranging from 2.00-3.00% per annum, with the margin dependent upon borrowing base utilization at the time of determination. We are also required to pay a commitment fee of 0.50% per annum on the daily unused portion of the current aggregate commitments under the New Credit Agreement.
The New Credit Agreement’s borrowing base is redetermined semi-annually, in April and October. The New Credit Agreement requires us to maintain as of the last day of each fiscal quarter (i) a Consolidated Total Net Leverage Ratio of less than or equal to 3.00 to 1.00 and (ii) a Current Ratio of no less than 1.00 to 1.00, each as defined in the New Credit Agreement.
We used borrowings from the New Credit Agreement, together with cash on hand and proceeds from the February 2025 Offering, to repay the Term Loan Credit Agreement and the Revolving Credit Agreement in full.
On September 12, 2025, we entered into the First Amendment, together with certain of our subsidiaries party thereto, the lenders and issuing banks party thereto and Truist Bank, as administrative and collateral agent (the “First Amendment”). The First Amendment, among other things, (a) removes the 0.10% per annum credit spread adjustment otherwise applicable to the determination of Term SOFR (as defined in the New Credit Agreement), (b) excludes up to $750.0 million in principal amount of Borrowing Base Reduction Debt (as defined in the New Credit Agreement) issued prior to December 31, 2025 from the provisions otherwise requiring a borrowing base reduction as a result of the issuance of such indebtedness and (c) provides for (i) a $700.0 million aggregate increase in the borrowing base under the New Credit Agreement and (ii) the establishment of aggregate term loan commitments (prior to giving effect to any prior funding of term loans) in an amount of $450.0 million and the funding of any unfunded term loan commitments thereunder and increase the Aggregate Elected Revolving Commitment Amount (as defined in the New Credit Agreement) to $1.0 billion. The applicable margin for interest charged on the term loan increases by 0.25% every three months.
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Contractual Obligations and Commitments
As part of the IKAV Acquisition, we are now party to a firm sales contract to deliver and sell a certain amount of natural gas at a fixed price of $1.72 per MMBtu through 2030. We expect to fulfill the delivery commitments primarily with production from proved developed reserves. Our production has been sufficient to satisfy the delivery commitments during the periods presented, and we expect our future production will continue to be the primary means of fulfilling the future commitments. However, if our production is not sufficient to satisfy the delivery commitments, we may be required to compensate the counterparty for the shortfall based on the difference between the market price and the fixed contract price. For further information on firm sales commitments, see Note 10 of our consolidated financial statements.
Operating lease obligations
Our operating lease obligations include long-term lease payments for office space, vehicles, equipment related to exploration, development and production activities. We paid approximately $3.2 million and $8.0 million in operating lease payments for the three and nine month periods ended September 30, 2026, respectively, and expect to pay approximately $24.0 million in operating lease payments through 2031. For further information on our operating lease obligations, see Note 11 of our consolidated financial statements.

Non-GAAP Financial Measures
Adjusted EBITDA
We include in this Quarterly Report the supplemental non-GAAP financial performance measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) impairment on oil and gas properties, (5) loss on debt extinguishment, (6) equity-based compensation expense and (7) (gain) loss on sale of assets, net.
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
Cash Available for Distribution
Cash available for distribution is not a measure of net income or net cash flow provided by or used in operating activities as determined by GAAP. Cash available for distribution is a supplemental non-GAAP financial performance measure used by our management and by external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others, to assess our ability to internally fund our exploration and development activities, pay distributions, and to service or incur additional debt. We define cash available for distribution as net income adjusted for (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) impairment on oil and gas properties, (5) loss on debt extinguishment, (6) equity-based compensation expense, (7) (gain) loss on sale of assets, net, (8) cash interest expense, net, (9) development costs and (10) change in accrued realized derivative settlements. Development costs include all of our capital expenditures, other than acquisitions. Cash available for distribution will not reflect changes in working capital balances. Cash available for distribution is not a measurement of our financial performance or liquidity under GAAP and should not be considered as an alternative to, or more meaningful than, net income or net cash provided by or used in operating activities as determined in accordance with GAAP or as indicators of our financial performance and liquidity. The GAAP measure most directly comparable to cash available for distribution is net income. Cash available for distribution should not be considered as an alternative to, or more meaningful than, net income.

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net Income (Loss) Reconciliation to Adjusted EBITDA:
Net income (loss)	$10,242	$(35,654)	$73,417	$69,893
Interest expense, net	25,539	16,878	73,952	46,392
Depreciation, depletion, amortization and accretion	97,379	65,578	293,781	196,261
Unrealized loss (gain) on derivative instruments	46,915	(15,124)	108,993	(21,335)
Impairment of oil and gas properties	—	90,430	—	90,430
Loss on debt extinguishment	—	—	—	18,540
Equity-based compensation expense	3,463	2,133	10,425	6,348
Gain on sale of assets	(77)	(35)	(252)	(202)
Adjusted EBITDA	$183,461	$124,206	$560,316	$406,327
Net Income (Loss) Reconciliation to Cash Available for Distribution:
Net income (loss)	$10,242	$(35,654)	$73,417	$69,893
Interest expense, net	25,539	16,878	73,952	46,392
Depreciation, depletion, amortization and accretion	97,379	65,578	293,781	196,261
Unrealized loss (gain) on derivative instruments	46,915	(15,124)	108,993	(21,335)
Impairment of oil and gas properties	—	90,430	—	90,430
Loss on debt extinguishment	—	—	—	18,540
Equity-based compensation expense	3,463	2,133	10,425	6,348
Gain on sale of assets	(77)	(35)	(252)	(202)
Cash interest expense, net	(23,825)	(15,804)	(68,864)	(42,955)
Development costs	(126,443)	(59,075)	(298,236)	(174,633)
Change in accrued realized derivative settlements	4,421	(3,513)	11,845	(2,367)
Cash available for distribution	$37,614	$45,814	$205,061	$186,372
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report for the year ended December 31, 2025. No modifications have been made during the nine months ended September 30, 2026.
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
Our hedging activities are intended to support oil and natural gas prices at targeted levels and manage our exposure to natural gas price volatility. Under swap contracts, the counterparty is required to make a payment to us for the difference between the swap price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the swap price. We are required to make a payment to the counterparty for the difference between the swap price and the settlement price if the swap price is below the settlement price. See Note 7 of our consolidated financial statements for further information on our open derivative positions and valuation as of September 30, 2026.
Counterparty and Customer Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of a contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of September 30, 2026, we had derivative instruments in place with ten different counterparties. We believe our counterparties currently represent acceptable credit risks. We are not required to provide credit support or collateral to our counterparties under current contracts, nor are they required to provide credit support or collateral to us.
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
Interest Rate Risk
Variable rate debt
At September 30, 2026, we had $1.16 billion of debt outstanding under the New Credit Agreement. Borrowings outstanding under the New Credit Agreement bore an interest rate of 8.1% as of September 30, 2026. Assuming no change in the amount outstanding, the impact on interest expense of a 1% (or 100 basis points) increase or decrease in the assumed weighted average interest rate on our variable interest debt would be approximately $11.6 million per year based on our borrowings outstanding at September 30, 2026.

Interest rate derivative activities
As of September 30, 2026, we did not have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness, but we may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on such evaluation, such officers have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures are designed and effective to ensure that information required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company is not aware of any environmental claims existing as of September 30, 2026. There can be no assurance, however, that current regulatory requirements will not change or will not be interpreted or enforced differently, or past non-compliance with environmental laws and regulations or other issues will not be discovered on the Company’s oil and gas properties.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).
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
____________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mach Natural Resources LP

	By:	Mach Natural Resources GP LLC, its general partner

Date: November 5, 2026	By:	/s/ Kevin R. White
	Name:	Kevin R. White
	Title:	Chief Financial Officer